Form 10-Q
period 2015-03-31
ARABELLA EXPLORATION, INC.
filed 2015-05-20
CIK 1506374

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________to _______________.

Commission File Number 000-10690

ARABELLA EXPLORATION, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1162608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

509 Pecan Street, Suite 200
                            Fort Worth, Texas 76102

(Address of Principal Executive Offices including zip code)

                                    432 897-4755

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐     No ☑

As of May 15, 2015, 5,020,303 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part I
FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

ARABELLA EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,897	$3,002
Accounts receivable - oil and gas sales	671,385	814,689
Prepaid expenses	17,617	417,617
Total current assets	693,899	1,235,308
Deposits and other assets	85,000	85,000
Receivable from affiliate	78,133	381,801
Property and equipment, net	271,010	315,826
Oil and gas properties, successful efforts method - net	28,759,440	28,305,172
Total assets	$29,887,482	$30,323,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,155,056	$1,001,058
Payable to affiliates	32,550	32,550
Notes payable, net of discount	13,398,904	11,838,247
Accrued joint interest billings payable, related party	3,369,610	3,382,514
Total current liabilities	18,956,120	16,254,369
Note payable to officer	3,007,170	3,007,170
Asset retirement obligation	26,323	25,843
Total liabilities	21,989,613	19,287,382

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.001 par value, authorized 5,000,000 shares and none issued and outstanding	-	-
Ordinary shares, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 5,020,303 at March 31, 2015 and December 31, 2014	5,020	5,020
Additional paid-in-capital	15,386,952	15,335,684
Accumulated deficit	(7,494,103)	(4,304,979)

Total shareholders’ equity	7,897,869	11,035,725

Total liabilities and shareholders’ equity	$29,887,482	$30,323,107

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Revenues:
Oil and gas revenue	$346,669	$785,824
Other revenue – administrative overhead	12,000	-
Other operating revenue – gain on sale of oil and gas properties	-	1,236,200

Total revenues	358,669	2,022,024

Costs and expenses:
Lease operating expenses	182,529	113,700
Ad valorem and production taxes	17,945	32,139
Depreciation, depletion and amortization	190,322	239,643
Accretion of asset retirement obligation	480	630
General and administrative expenses	995,860	1,305,124
Total costs and expenses	1,387,136	1,691,236
(Loss) income from operations	(1,028,467)	330,788

Other expense
Interest expense	2,160,657	-
Other expenses	2,160,657	-
Net (loss) income before taxes	(3,189,124)	330,788

Provision for income taxes	-	(112,468)
Net (loss) income	$(3,189,124)	$218,320

Net (loss) income per ordinary share:
Basic	$(0.64)	$0.05
Diluted	$(0.64)	$0.03

Weighted average ordinary shares outstanding:
Basic	5,020,303	4,829,826
Diluted	5,020,303	6,724,408

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2015

(unaudited)

	Ordinary	Shares	Paid – In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	5,020,303	$5,020	$15,335,684	$(4,304,979)	$11,035,725

Stock based compensation	-	-	51,268	-	51,268

Net (loss)	-	-	-	(3,189,124)	(3,189,124)

Balance at March 31, 2015	5,020,303	$5,020	$15,386,952	$(7,494,103)	$7,897,869

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2015	March 31, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,189,124)	$218,320
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	190,322	239,643
Accretion of asset retirement obligation	480	630
Deferred Taxes	-	112,468
Amortization of interest expense	400,000	-
Amortization of deferred financing costs	751,197	-
Amortization of debt discount	809,460	-
Stock based compensation	51,268	-
Gain from sale of oil and gas properties	-	(1,236,200)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas sales	143,304	(399,177)
Prepaid expenses	-	(9,714)
Receivable from affiliated companies	303,668	-
Accrued joint interest billing payable	(12,904)	-
Accounts payable and accrued liabilities	1,153,998	242,899
Net cash provided by (used in) operating activities	601,669	(831,131)
Cash flows from investing activities:
Additions to property and equipment	-	(252,425)
Additions to oil and gas properties	(599,774)	(2,918,128)
Proceeds from sale of oil and gas properties	-	2,119,200
Net cash used in investing activities	(599,774)	(1,051,353)
Cash flows from financing activities:
Cash advance from affiliate	-	300,000
Net cash provided by financing activities	-	300,000
Net increase (decrease) in cash and cash equivalents	1,895	(1,582,484)
Cash and cash equivalents at beginning of year	3,002	2,118,533
Cash and cash equivalents at end of year	$4,897	$536,049
Cash for:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Addition to deferred financing costs	$-	$-
Addition to oil and gas properties through increase in accrued joint interest billings payable	$-	$10,196,948

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Arabella Operating, LLC (“AOC”), a wholly owned subsidiary of the Parent, was formed in 2014 to assume the operations role for the Parent. AOC posted a surety bond with the Texas Railroad Commission and is the operator of record for the Company’s oil and gas properties as of December 31, 2014. Prior to December 31, 2014 Arabella Petroleum Company, LLC, an affiliate of Jason Hoisager, the Parent’s Chief Executive Officer was the operating of record for the Company’s acreage.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2014, which contains a summary of the Company’s significant accounting policies and other disclosures.

Revised Prior Period Amounts

The Company revised the presentation of oil and gas properties, successful efforts method - net, notes payable, net of discount and accrued joint interest billings payable – related party in its consolidated balance sheet for the year ending December 31, 2014 to reverse the effect of an over-accrual of joint interest billings payable – related party in the amount of $737,974, more fully discussed in Note 6 and to reflect a $125,000 liability as described more fully in Note 9. Tabular summaries of the revisions are presented below:

	Consolidated Balance Sheet December 31, 2014
	Previously Reported	Revisions	Revised Reported
Oil and gas properties, successful efforts method - net	$29,043,146	$(737,974)	$28,305,172

Accounts payable and accrued liabilities	876,058	125,000	1,001,058

Accrued joint interest billings payable, related party	4,120,488	(737,974)	3,382,514

Accumulated deficit	(4,179,979)	(125,000)	(4,304,979)

	Consolidated Income Statement Year ended December 31, 2014
	Previously Reported	Revisions	Revised Reported
Net (loss) income	$(4,691,549)	$(125,000)	$(4,816,549)

Net (loss) income per ordinary share:
Basic	$(0.95)	$(0.03)	$(0.98)
Diluted	$(0.95)	$(0.03)	$(0.98)

The Company analyzed the revisions under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended December 31, 2014. Therefore, amendment of the previously filed annual report on Form 10-K is not considered necessary. However if the adjustments to correct the errors had been recorded in the first quarter of 2015, the Company believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. The Company has also revised in this current Form 10-Q filing, and plans to revise in future filings of its reports on Form 10-K, the previously reported annual financial statements for 2014 on Form 10-K for these amounts.

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

3. Recent Developments, Liquidity and Ability to Continue as a Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced oil and gas exploration activities in 2011 and at March 31, 2015 had an accumulated deficit of approximately $7,494,000 and a working capital deficit of approximately $18,262,000 largely consisting of notes payable due in less than twelve months. The Company is not currently engaged in any new drilling for oil and gas due to the depressed price for oil. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations, as they become payable.

Management is exploring alternatives to its existing oil and gas activities in the current oil pricing environment. Although there are no assurances that management’s plans will be realized management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern.

In the event of a return to drilling, the Company expects that, depending on the pace of drilling and the pricing environment for oil and gas, it could need approximately $40 million to fund its operations during the first twelve months of activity, which will include minimum annual property lease payments, well expenditures and operating costs and expenses.

On September 2, 2014 the Company sold the first $16,000,000 of Notes under its $45,000,000 Senior Secured Note Facility (See Note 8 – Senior Secured Notes). Future sales of Notes are subject to certain funding conditions. The Company expects that the proceeds from future sales of these Notes, if any, would sustain its base drilling operations for approximately twelve months. There can be no assurance that the Company will meet the conditions for funding or that the price of oil will improve to the point that drilling resumes and future sales of Notes occur. In the event that the Company begins new drilling operations, it may require additional funding in 2015.

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

4. Summary of Significant Accounting Policies

Principals of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Arabella Exploration Inc. and its wholly owned subsidiaries Arabella Exploration, Limited Liability Company, Arabella Operating, LLC and Arabella Midstream, LLC. These statements have been prepared in accordance with “GAAP”. All significant intercompany transactions have been eliminated in consolidation. The Consolidated Statement of Operations includes the operations of Arabella LLC to the date of the reverse merger. Subsequent to the reverse merger, the operations also includes the operations of the Parent.

Use of Estimates

Preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates pertain to proved oil and natural gas reserves and related cash flow estimates used in impairment tests of long-lived assets, estimates of future development, dismantlement and abandonment costs, estimates relating to certain oil and natural gas revenues and expenses, estimates of the valuation allowance for deferred taxassets and estimates of expenses related to legal, environmental and other contingencies. Certain of these estimates require assumptions regarding future commodity prices, future costs and expenses and future production rates. Actual results could differ from those estimates.

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

5. Property and Equipment

Property and equipment include furniture and fixtures, computer equipment and software and transportation equipment:

	March 31,	December 31,
	2015	2014

Property and equipment, gross	$435,679	$435,679
Less: Accumulated depreciation, depletion, amortization and impairment	(164,669)	(119,853)
Property and Equipment, net	$271,010	$315,826

Depreciation expense was $44,816 and $0 for the three months ended March 31, 2015 and 2014, respectively.

6. Oil and Gas Properties

The following table sets forth the Company’s oil and gas properties:

	March 31,	December 31,
	2015	2014

Proved oil and gas properties (1)	$25,772,587	$25,168,514
Less: Accumulated depreciation, depletion, amortization and impairment	(1,909,237)	(1,763,731)
Proved oil and gas properties, net	23,863,350	23,404,783
Unproved oil and gas properties	4,896,090	4,900,389
Total oil and gas properties, net	$28,759,440	$28,305,172

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $23,575 at March 31, 2015 and $23,575 at December 31, 2014, respectively.

Depletion expense was $145,506 and $239,643 for the three months ended March 31, 2015 and 2014, respectively.

The Company accrued certain amounts during 2014 to reflect estimated spending on oil and gas operations based on overall spending during 2014. As a result of declining oil prices, those amounts were overestimated and the Company revised certain accruals for the year ended December 31, 2014. The preceding table reflects the revisions described in Note 1.

7. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31,	December 31,
	2015	2014

Asset retirement obligation — beginning of period	$25,843	$21,171
Additions to ARO from new properties	-	6,030
Sales or abandonments of properties	-	(3,128)
Accretion expense during period	480	1,770
Asset retirement obligation — end of period	$26,323	$25,843

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

The Company has elected early adoption of accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as such deferred financing costs, net of amortization do not appear in current assets and are instead netted against the face value of the Notes.

	March 31,	December 31,
	2015	2014

Senior Secured Notes Payable	$16,000,000	$16,000,000
Less:
Debt discount – Financing warrants	(3,237,840)	(3,237,840)
Deferred financing costs	(3,004,790)	(3,004,790)
Add:
Accretion of debt discount	1,888,740	1,079,280
Amortization of deferred financing cost	1,752,794	1,001,597

Senior Secured Notes Payable, net of discount	$13,398,904	$11,838,247

Interest expense for the period ended March 31, 2015 was a total of $1,409,460 consisting of $600,000 of interest expense and $809,460 of accretion of the debt discount. Amortization of deferred financing costs was $751,198 for the same period. There was no interest expense or amortization of deferred financing costs for the period ended March 31, 2014.

9. Subsequent Event - Term Note

On May 4, 2015 the Company reached a settlement agreement to pay Heartland Bank (“Heartland”) $125,000 to settle Heartland’s demands that the Company pay a break-up fee and certain costs relating to a financing that the Company explored with Heartland but ultimately rejected in favor of other financing. Under the settlement, the Company issued Heartland a $250,000 Term Note (the “Term Note”) and agreed to pay $10,000 on the 15th of every month towards that note. However, the full face amount of the Term Note is intended only to be punitive in the event of non-compliance and, upon the maturity of the Senior Secured Notes, the Company will pay an amount of $125,000, less payments made to date, in full satisfaction of the Term Note. The Term Note is not interest bearing.

Because the events leading to the Heartland lawsuit occurred during 2014, the Company has accounted for the liability as if it had been incurred during the year ended December 31, 2014 and revised its financials accordingly as described in Note 1.

10. Note Payable to Officer

As of March 31, 2015 and December 31, 2014, the Company’s note payable to officer is payable to Jason Hoisager, the founder of Arabella Exploration LLC, with an outstanding balance of $3,007,170. The founder is currently the President of the Company and is a director and majority shareholder of the Company. The note payable is non-interest bearing and matures in December of 2023.

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

Warrants

In connection with Parent’s initial public offering (“Offering”) in March 2011, the Company issued 4,106,500 offering warrants, which entitles the holders to purchase ordinary shares at the price of $5.00 per share, commencing on the date of the business combination, if the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the offering warrants and a current prospectus relating to such ordinary shares, and expiring three years from that date.  The Company may redeem the offering warrants at a price of $0.01 per offering warrant upon 30 days’ notice while the offering warrants are exercisable, only when the last sale price of the ordinary shares is at least $10.50 per share for any 20 trading days within a 30 trading day period, provided that a current registration statement is in effect for the ordinary shares underlying the offering warrants.  If not exercised, the offering warrants expire on December 24, 2016.  If the Company redeems the offering warrants, management of the Company will have the option to require any holder that wishes to exercise his offering warrants to do so on a cashless basis.

Simultaneously with the Offering, certain of the shareholders purchased 6,600,000 insider warrants at the price of $0.35 per insider warrant (for an aggregate purchase price of $2,310,000) from the Company.  These insider warrants have the same terms as the 4,106,500 offering warrants referred to in the preceding paragraph, except these insider warrants are not redeemable and the insider warrants are exercisable for cash or on a cashless basis.

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

Stock-based Compensation

On May 5, 2014 the Company granted each non-employee director 30,000 stock options to purchase its ordinary shares for joining the board and 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2014. All, 50,000 stock options in aggregate, vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $6.15 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $558,950 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 49.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.9% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. According to the terms of the option plan, vesting was retroactive to the beginning of service in January 2014; as such two quarters of vesting was recorded during the three months ended June 30, 2014. Messrs. Bush and Boyuls, two of the directors, resigned from the board on September 9, 2014. The remaining members of the board voted to allow them to continue in the vesting of their granted stock options as if they had served out their term. However, as no further service is required for the vesting, the Company expensed the entire amount of the grant in 2014. Accordingly, aggregated stock-based compensation expense under the 2014 grant for the three months ended March 31, 2015 was $41,921. Unrecognized compensation expense as of March 31, 2015, relating to non-vested common stock options is $125,764 and is expected to be recognized through the fourth quarter of 2015. At March 31, 2015, no options had been exercised and no options had been forfeited. As of March 31, 2015 the aggregate intrinsic value of these options was $0.

On February 2, 2015 the Company granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2015. All, 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $74,772 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. Aggregated stock-based compensation expense under the 2015 grant for the three months ended March 31, 2015 was $9,347. Unrecognized compensation expense as of March 31, 2015, relating to non-vested common stock options is $65,426 and is expected to be recognized through the fourth quarter of 2016. At March 31, 2015, no options had been exercised and no options had been forfeited. As of March 31, 2015 the aggregate intrinsic value of these options was $0.

A summary of stock option activity for the three months ended March 31, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	250,000	$6.15
Granted	60,000	$3.35
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2015	310,000	$5.61
Exercisable at March 31, 2015	163,750	$6.02

12. Related Party Transactions

Mr. Jason Hoisager, the Company’s Chief Executive Officer, owns 100% of Arabella Petroleum Company LLC (“Petroleum”), which was the operating company for substantially all the wells that the Company has its working interest in prior to December 31, 2014.   As Petroleum drilled and completed the wells, Petroleum billed the Company for its working ownership percentage of the capital costs.  After the completion of each well, Petroleum sold the oil and gas and provided the Company its working interest revenue, net of production taxes and charges for the lease operating expenses.

As of March 31, 2015 and December 31, 2014, the Company owed Petroleum $2,726,324 and $3,382,514, respectively, in joint interest billings to vendors for the well costs.  During the year ended December 31, 2014, the Company paid Petroleum $17,072,542 in capital costs for the wells. Petroleum was responsible for collecting the revenue from the purchasers and providing the Company its accounts receivable, which totaled $0 and $814,689 at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 the Company owed Petroleum $26,494 and as of December 31, 2014 Petroleum owed the Company $381,801, a portion of the costs from the expense sharing agreement between the companies. As of December 31, 2014, Petroleum has ceased to provide these services to the Company and Arabella Operating, LLC, a wholly owned subsidiary of the Company, is the operator of record for the Company’s wells.

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

13. Other Operating Revenue – Gain on Sale of Oil and Gas Properties

During the first quarter of 2014, Arabella sold undeveloped leased acreage for $2,119,200 in cash and recognized a gain on the sale of the property of $1,236,200. The Company did not sell any acreage in the first quarter of 2015.

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

The Company had no income tax expense due to operating losses incurred for either the three months ended March 31, 2015 and none for the three months ended March 31, 2014 due to deductions available from intangible drilling costs.

15. Earnings per Share

Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the periods presented.

The calculation of diluted earnings per share does not include the potential dilutive impact of the 4,106,500 offering warrants outstanding during the periods presented since in the three months ended March 31, 2015 they were anti-dilutive and in the three months ended March 31, 2014 the exercise of the offering warrants was contingent upon the effectiveness of a registration statement that had not yet been filed with the SEC. The calculation of diluted earnings per share does not include the potential dilutive impact of the Unit Purchase Option as it was not exercisable based on the Company’s average share and warrant prices.

The calculation of diluted earnings per share included the dilutive impact of the 6,600,000 Insider Warrants as they were sold pursuant to an exemption from the registration requirements of the Securities Act in the three months ended March 31, 2014 but not in the three months ended March 31, 2015 as they were anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 1,300,000 financing warrants as they were not issued in the three months ended March 31, 2014 and anti-dilutive in the three months ended March 31, 2015.

The calculation of diluted earnings per share does not include the impact of the 310,000 board of directors options as they were not issued in the three months ended March 31, 2014 and anti-dilutive in the three months ended March 31, 2015.

The following table sets forth the computation of the basic and diluted earnings per share for the periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014

Numerator for basic and diluted earnings per share:
Net (loss) income	$(3,189,124)	$218,320

Denominator:
Denominator for basic earnings per ordinary shares – weighted average shares outstanding	5,020,303	4,829,826
Effect of dilutive warrants	-	1,894,582
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	5,020,303	6,724,408

Basic earnings per ordinary share	$(0.64)	$0.05
Diluted earnings per ordinary share	$(0.64)	$0.03

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents the Company files with the Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 under “Part I, Item 1A – Risk Factors” and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “Arabella,” “we,” “us” and “our” refer to Arabella Exploration, Inc., a Cayman Islands company, and, where appropriate, its subsidiaries.

Business Overview

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

When it is feasible to do so, we intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production, though we do on occasion sell parcels of our land when the opportunity to generate profit presents itself. Our production was approximately 92% oil, no natural gas liquids and 8% natural gas for the quarter ended March 31, 2015 and 86% oil, no natural gas liquids and 14% natural gas for the year ended December 31, 2014. On March 31, 2015, our net acreage position in the Delaware Basin was approximately 4,972 net acres. On December 31, 2014, our net acreage position in the Delaware Basin was approximately 4,972 net acres. We are not currently engaged in any drilling activity due to the reduced price of oil.

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

Future Activity

If oil prices improve during 2015, depending on the pace of drilling, we could drill and complete an estimated ten additional gross horizontal wells on our acreage. Based on this plan, we would estimate that our capital expenditures for the next twelve months would be approximately $40 million, which includes costs for infrastructure and non-operated wells, but does not include the cost of any land acquisitions. However, any future drilling and completion activity will be highly dependent on the recovery of prices for crude oil. If oil prices do not rebound significantly in a short time, it is highly unlikely that we will drill at such a high pace. We are not currently engaged in any drilling activity due to the reduced price of oil.

Operating Results Overview

During the three months ended March 31, 2015, our average daily production was approximately 94.3 BOE, consisting of 86.3 Bbls/d of oil, 47.8 Mcf/d of natural gas and no natural gas liquids, as compared to the three months ended March 31, 2014, when our average daily production was approximately 99.8 BOE, consisting of 86.8 Bbls/d of oil, 77.7 Mcf/d of natural gas and no natural gas liquids.

Through March 31, 2015, we had participated in 8 gross (2.96 net) operated wells in the Delaware Basin.

Sources of Our Revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. For the periods ended March 31, 2015 and 2014 our revenues were derived 96% and 94%, respectively, from oil sales, 0 and 0%, respectively, from natural gas liquids sales and 4% and 6%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

Results of Operations

The following table sets forth selected historical operating data for the three month periods indicated.

	March 31, 2015	March 31, 2014

Revenues:
Oil and gas revenue	$346,669	$785,824
Other revenue – administrative overhead	12,000	-
Other operating revenue – gain on sale of oil and gas properties	-	1,236,200
Total revenues	358,669	2,022,024
Costs and expenses:
Lease operating expenses	182,529	113,700
Ad valorem and production taxes	17,945	32,139
Depreciation, depletion and amortization	190,322	239,643
Accretion of asset retirement obligation	480	630
General and administrative expenses	995,860	1,305,124
Total costs and expenses	1,387,136	1,691,236
Income (loss) from operations	(1,028,467)	330,788
Other income (expense)
Interest expense	2,160,657	-
Total other income (expense)	2,160,657	-
Net income before taxes	(3,189,124)	330,788

Provision for income taxes	-	(112,468)

Net income (loss)	$(3,189,124)	$218,320

	March 31, 2015	March 31, 2014
Production Data:
Oil (Bbls)	7,771.1	7,813.1
Natural gas (Mcf)	4,302.9	6,997.8
Combined volumes (BOE)	8,488.3	8,979.4
Daily combined volumes (BOE/d)	94.3	99.8
Average Prices:
Oil (per Bbl)	$42.29	$94.05
Natural gas (per Mcf)	2.89	7.28
Combined (per BOE)	40.18	87.51
Average Costs (per BOE):
Lease operating expense	$21.50	$12.66
Production Taxes	2.11	3.58
Production Taxes as a % of sales	5.2%	4.1%
Depreciation, depletion and amortization	22.42	26.76
General and Administrative	117.32	145.35

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $439,155, or 56%, to $346,669 for the three months ended March 31, 2015, as compared to $785,824 for the three months ended March 31, 2014. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The decrease in revenues is due to the substantially lower price of oil realized in the period ended March 31, 2015 ($42.29 per barrel in the quarter ended March 2015 as compared to $94.05 in the prior year period).

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella operating to operate our wells. Arabella operating was paid $12,000 for the three months ended March 31, 2015 and did not operate our wells for the three months ended March 31, 2014.

Other Operating Revenue. Other operating revenue in the three months ended March 31, 2014 relates to oil and gas property sales. In the three months ended March 31, 2014, we sold our gross 640, net 353, acres in Loving County – otherwise known as our Johnson 44 lease. This acreage was purchased at $2,500/acre and was sold at approximately $6,000/acre, grossing $2,119,200 with a net profit of $1,236,200. We did not have any property sales in the three months ending March 31, 2015. Other operating revenue from the sale of oil and gas properties fluctuates due to market demand and preparation of the land. We buy and sell parcels of land when the opportunity to generate significant profit presents itself.

Lease Operating Expense. Lease operating expenses increased from $113,700 in the three months ended March 31, 2014 to $182,529 in the three months ended March 31, 2014. This increase is the direct result of new wells that were completed in 2014 as described under revenues, above. Lease operating expenses can vary based upon conditions at the well site and well productivity.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues decreased for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. There was an overall decrease in taxes due to the revenue decrease discussed above. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $239,643 in the three months ended March 31, 2014 to $190,322 in the three months ended March 31, 2015. The decrease is related to decreased production from our wells discussed under revenue, above.

General and Administrative. General and administrative expenses decreased from $1,305,124 in the three months ended March 31, 2014 to $995,860 in the three months ended March 31, 2015. These expenses relate primarily to salaries and wages, investor relations costs and professional and consulting fees.  The decrease is related to cost cutting efforts in response to the significantly lower price of oil in the period ended March 31, 2015.

Net Interest Expense. Net interest expense was $2,160,657 during the three months ended March 31, 2015 as compared to no interest expenses during the three months ended March 31, 2014. The interest expense was non-cash and represented the costs of our Senior Secured Notes (see “Senior Secured Notes” below).

Liquidity and Capital Resources

Our primary source of liquidity has been oil and gas sales revenue and the sales of certain properties. A major source of our liquidity is the Senior Secured Note Facility entered into on September 2, 2014 (the “Notes”). Our primary uses of capital have been the acquisition, development and exploration of oil and natural gas properties. As we pursue reserves and production growth, we regularly consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the price of oil and the capital resources available to us.

The rapid and substantial decline in oil prices in the later part of 2014 significantly reduced the amount of revenue we receive per barrel of oil. Approximately 96% of our oil and gas revenue comes from oil sales. This decline has reduced our revenue and, as a result, our cash flow, which limits our operations and could limit our future growth. Our current cash position, availability of financing from our Notes and current level of operating cash flows may not, in aggregate, be adequate to support our current working capital requirements, interest costs and, at the same time, support additional drilling activity. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is exploring various opportunities to remedy the Company’s liquidity concerns.

Liquidity and cash flow

We commenced oil and gas exploration activities in 2011 and had a working capital deficit of $18,262,200 as of March 31, 2015 largely consisting of notes payable in less than twelve months. Our net cash flow for the three months ended March 31, 2015 was an increase of $1,895, the components of which are described below. Our net cash flow for the three months ended March 31, 2014 was a decrease of $1,582,484. Depending on the pace of drilling and the oil and gas pricing environment, we may need approximately $40 million to fund our operations during the next twelve months (which we would expect to be funded in large part by the Notes), which will include minimum annual property lease payments, well expenditures and operating costs and expenses, however, if oil prices do not rebound significantly in a short time it is highly unlikely that we will drill at such a high pace.

On September 2, 2014 we sold the first $16,000,000 of Notes under our $45,000,000 Senior Secured Note Facility. Future sales of Notes are subject to certain funding conditions. Assuming that the price of oil improves or that we choose to restart our drilling program in the light of depressed oil process, we expect that the proceeds from future sales of these Notes, if any, would sustain our base drilling operations for approximately twelve months, assuming we meet the conditions for future Notes sales. There can be no assurance that we will meet these conditions or that we will drill wells in the future. In the event that we begin new drilling operations or do not meet the conditions for future note sales, we may require additional funding in 2015.

Additionally, in the event we are able to redeem our offering warrants, they would likely be exercised resulting in the receipt of proceeds up to $20,532,500. There can be no assurance we will redeem the offering warrants.

Operating Activities

Net cash provided by operating activities was $1,895 for the three months ended March 31, 2015, as compared to net cash used in operating activities of $831,131 for the three months ended March 31, 2014. The increase in operating cash flows is largely a result of the loss from operations in the 2014 period.

Investing Activities

The purchase and development of oil and natural gas properties generally accounts for the majority of our cash outlays for investing activities, however, we did not have any drilling activity in the first quarter of 2015. We used net cash for investing activities of $599,774 and $1,051,353 for the three months ended March 31, 2015 and March 31, 2014, respectively. During the three months ended March 31, 2014 we received proceeds of $2,119,200 from sales of oil and gas properties. We used cash for investing in oil and natural gas properties in the amounts of $599,774 and $2,918,128 for the three months ended March 31, 2015 and 2014, respectively.  The net gain in cash used for investing in oil and gas properties during the first quarter was a result of no expenditures on drilling and cash payments for wells. We used cash for investing in property and equipment in the amounts of $0 and $252,425 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Financing Activities

We had no cash used or provided by financing activities during the three months ended March 31, 2015. During the three months ended March 31, 2014 we received a $300,000 advance from an affiliate of our Chief Executive Officer Arabella Petroleum Company LLC for working capital purposes which is due upon demand and non-interest bearing.

Senior Secured Note Facility

On September 2, 2014 we entered into a $45,000,000 Senior Secured Note Facility (the “Notes”) with a New York based investor (the “Investor”). The initial sale of $16,000,000 in Notes occurred on September 2, 2014 with further sales to be based upon reserve based performance hurdles. The Notes bear interest at an annual rate of 15%, of which six months was prepaid at close. The Notes are due one year from the issuance date and can be redeemed by us at any time without penalty. We paid a 3% origination fee to the Investor and a 5% cash commission to our financial advisors on the transaction. In conjunction with the sale of the Notes, we issued warrants to purchase 1,300,000 of our ordinary shares at a price of $5.00 per share. The warrants expire on September 2, 2019.

During the term of the Notes we can submit further reserve reports to the Investor, and if, in its discretion, the PV10 of our PDP has increased from the most recently submitted previous reserve report, the Investor will acquire additional Notes in principal amounts on a dollar-for-dollar basis equal to said increase. The maximum amount of the Notes shall be $45,000,000 of total commitment and successive sales under this process must be at least $500,000 unless a lesser amount would constitute the entire remaining availability.

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

The amount and timing of these capital expenditures is largely discretionary and within our control. The timing of these capital expenditures depends on a variety of factors, including but not limited to raising of outside capital, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

OFF-BALANCE SHEET ARRANGEMENTS:

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, operating results, liquidity or capital expenditures.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. We expect to resolve these and any similar suits within the ordinary course of business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	mine safety disclosures

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.1	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Jason Hoisager
Jason Hoisager
Chief Executive Officer (Principal Executive Officer)

Dated: May 20, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Terry E. Sanford
Terry E. Sanford
Chief Financial Officer (Principal Financial and Accounting Officer)

