Form 10-Q
period 2015-06-30
ARABELLA EXPLORATION, INC.
filed 2015-08-19
CIK 1506374

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

❑ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ❑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ❑

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐  No ☑

As of August 18, 2015, 5,020,303 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part I
FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$84,520	$3,002
Accounts receivable - oil and gas sales	697,729	814,689
Prepaid expenses	-	417,617

Total current assets	782,249	1,235,308

Deposits and other assets	26,281	85,000
Receivable from affiliate	-	381,801
Property and equipment, net	243,143	315,826
Oil and gas properties, successful efforts method - net	28,457,243	28,305,172

Total assets	$29,508,916	$30,323,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,840,950	$1,001,058
Advances from affiliates	1,626,273	32,550
Notes payable, net of discount	15,084,562	11,838,247
Accrued joint interest billings payable, related party	2,894,396	3,382,514

Total current liabilities	21,446,181	16,254,369

Note payable to officer	3,007,170	3,007,170
Asset retirement obligation	26,803	25,843
Total liabilities	24,480,154	19,287,382

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.001 par value, authorized 5,000,000 shares and none issued and outstanding	-	-
Ordinary shares, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 5,020,303 at June 30, 2015 and December 31, 2014	5,020	5,020
Additional paid-in-capital	15,438,220	15,335,684
Accumulated deficit	(10,414,478)	(4,304,979)

Total shareholders’ equity	5,028,762	11,035,725

Total liabilities and shareholders’ equity	$29,508,916	$30,323,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and gas revenue	$270,515	$976,373	617,184	$1,762,197
Other revenue – administrative overhead	7,800	-	19,800	-
Other operating revenue – gain on sale of oil and gas properties	-	1,768,521	-	3,004,721

Total revenues	278,315	2,744,894	636,984	4,766,918

Costs and expenses:
Lease operating expenses	81,531	438,652	264,060	552,352
Ad valorem and production taxes	14,471	46,878	32,415	79,017
Depreciation, depletion and amortization	121,400	331,731	311,722	571,374
Accretion of asset retirement obligation	480	180	960	810
General and administrative expenses	819,987	1,295,961	1,815,848	2,601,085
Total costs and expenses	1,037,869	2,113,402	2,425,005	3,804,638
(Loss) income from operations	(759,554)	631,492	(1,788,021)	962,280

Other expense (expense)
Interest Expense, related party	-	(16,073)	-	(16,073)
Interest expense	(2,160,821)	-	(4,321,478)
Other expenses	(2,160,821)	(16,073)	(4,321,478)	(16,073)

Net (loss) income before taxes	(2,920,375)	615,419	(6,109,499)	946,207

Provision for income taxes	-	(215,417)	-	(327,885)

Net (loss) income	$(2,920,375)	$400,002	(6,109,499)	$618,322

Net (loss) income per ordinary share:
Basic	$(0.58)	$0.08	$(1.22)	$0.13

Diluted	$(0.58)	$0.07	$(1.22)	$0.10

Weighted average ordinary shares outstanding:
Basic	5,020,303	4,838,199	5,020,303	4,834,035

Diluted	5,020,303	5,910,560	5,020,303	6,325,676

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the six months ended June 30, 2015

(unaudited)

	Ordinary	Shares	Paid – In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	5,020,303	$5,020	$15,335,684	$(4,304,979)	$11,035,725

Stock based compensation	-	-	102,536	-	102,536

Net loss	-	-	-	(6,109,499)	(6,109,499)

Balance at June 30, 2015	5,020,303	$5,020	$15,438,220	$(10,414,478)	$5,028,762

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2015	June 30, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(6,109,499)	$618,322
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	311,722	571,374
Accretion of asset retirement obligation	960	810
Deferred Taxes	-	327,885
Amortization of interest expense	400,000	-
Amortization of deferred financing costs	1,502,395	-
Amortization of debt discount	1,618,920	-
Stock based compensation	102,536	139,738
Gain from sale of oil and gas properties	-	(3,004,721)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas sales	116,960	(693,228)
Prepaid expenses	17,617	(198,032)
Deposits	58,719	(10,000)
Receivable from affiliated companies	381,801	-
Payable to affiliated companies	-	817,504
Accrued joint interest billing payable	(488,117)	-
Accounts payable and accrued liabilities	964,892	212,360
Net cash used in operating activities	(1,121,094)	(1,217,988)

Cash flows from investing activities:
Additions to property and equipment	-	(495,049)
Additions to oil and gas properties	(391,111)	(8,529,034)
Proceeds from sale of oil and gas properties	-	5,371,788
Net cash used in investing activities	(391,111)	(3,652,295)

Cash flows from financing activities:
Proceeds from sale of ordinary shares	-	2,000,009
Proceeds from directors’ loans	-	1,300,000
Proceeds from advances from affiliates	1,593,723	-
Net cash provided by financing activities	1,593,723	3,300,009

Net increase (decrease) in cash and cash equivalents	81,518	(1,570,274)

Cash and cash equivalents at beginning of period	3,002	2,118,533

Cash and cash equivalents at end of period	$84,520	$548,259

Cash for:
Interest	$-	$-
Taxes	$-	$-

Non-cash investing and financing activities:
Accrued liability converted to term note	$125,000	$-
Addition to oil and gas properties through increase in accrued joint interest billings payable	-	8,225,664

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMNTS

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after all significant intercompany balances and transactions have been eliminated upon consolidation.

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

The Company analyzed the revisions under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended December 31, 2014. Therefore, amendment of the previously filed annual report on Form 10-K is not considered necessary. However, if the adjustments to correct the errors had been recorded in the first quarter of 2015, the Company believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. The Company has also revised in this current Form 10-Q filing, and plans to revise in future filings of its reports on Form 10-K, the previously reported annual financial statements for 2014 on Form 10-K for these amounts.

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

3. Recent Developments, Liquidity and Ability to Continue as a Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced oil and gas exploration activities in 2011 and at June 30, 2015 had an accumulated deficit of approximately $10,414,000 and a working capital deficit of approximately $20,664,000 largely consisting of notes payable due in less than twelve months as well as accounts payable and advances from affiliates. The Company is not currently engaged in any new drilling for oil and gas due to the depressed price for oil. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations, as they become payable.

Management is exploring alternatives to its existing oil and gas activities in the current oil pricing environment. Although there are no assurances that management’s plans will be realized management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern. As further described below (See Note 17 – Subsequent Events), the Company has entered into two separate transactions anticipated to close concurrently that would provide the Company will drilling opportunities more suitable to the current oil and gas pricing environment.

In the event of a return to drilling, the Company expects that, depending on the pace of drilling and the pricing environment for oil and gas, it could need approximately $40 million to fund its operations during the first twelve months of activity, which will include minimum annual property lease payments, well expenditures and operating costs and expenses. However, as further described below (See Note 17 – Subsequent Events), the Company has entered into two separate transactions anticipated to close concurrently that would provide the Company the opportunity to drill far less costly wells which could dramatically change capital needs going forward.

On September 2, 2014 the Company sold the first $16,000,000 of Notes under its $45,000,000 Senior Secured Note Facility (See Note 8 – Senior Secured Notes). Future sales of Notes are subject to certain funding conditions. The Company expects that the proceeds from future sales of these Notes, if any, would sustain its base drilling operations for approximately twelve months. There can be no assurance that the Company will meet the conditions for funding or that the price of oil will improve to the point that drilling resumes and future sales of Notes occur. In the event that the Company begins new drilling operations, it may require additional funding in 2015. In the event that the transactions disused below (See Note 17 – Subsequent Events) close, the Company anticipates repaying a significant portion of the outstanding Notes and restructuring the remainder.

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

4. Summary of Significant Accounting Policies

Principals of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Arabella Exploration Inc. and its wholly owned subsidiaries Arabella Exploration, Limited Liability Company, Arabella Operating, LLC and Arabella Midstream, LLC. All significant intercompany transactions have been eliminated in consolidation.

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

5. Property and Equipment

Property and equipment include furniture and fixtures, computer equipment and software and transportation equipment:

	June 30,	December 31,
	2015	2014

Property and equipment, gross	$435,679	$435,679
Less: Accumulated depreciation and amortization	(192,536)	(119,853)
Property and Equipment, net	$243,143	$315,826

Depreciation expense was $27,866 and $38,819 for the three months and $72,683 and $42,716 for the six months ended June 30, 2015 and 2014, respectively.

6. Oil and Gas Properties

The following table sets forth the Company’s oil and gas properties:

	June 30,	December 31,
	2015	2014

Proved oil and gas properties (1)	$25,432,442	$25,168,514
Less: Accumulated depreciation, depletion, amortization and impairment	(2,002,771)	(1,763,731)
Proved oil and gas properties, net	23,429,671	23,404,783
Unproved oil and gas properties	5,027,572	4,900,389
Total oil and gas properties, net	$28,457,243	$28,305,172

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $23,575 at June 30, 2015 and $23,575 at December 31, 2014, respectively.

Depletion expense was $93,533 and $255,768 for the three months ended June 30, 2015 and 2014, respectively. Depletion expense was $239,039 and $495,411 for the six months ended June 30, 2015 and 2014, respectively.

The Company accrued certain amounts during 2014 to reflect estimated spending on oil and gas leases based upon the overall spending during 2014. As a result of declining oil prices, those amounts were overestimated and the Company revised certain accruals for the year ended December 31, 2014. The preceding table reflects the revisions described in Note 1.

7. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30,	December 31,
	2015	2014

Asset retirement obligation — beginning of period	$25,843	$21,171
Additions to ARO from new properties	-	6,030
Sales or abandonments of properties	-	(3,128)
Accretion expense during period	960	1,770
Asset retirement obligation — end of period	$26,803	$25,843

8. Senior Secured Notes

On September 2, 2014 the Company entered into a $45,000,000 Senior Secured Note Facility (the “Notes”) with a New York based investor (the “Investor”). The initial sale of $16,000,000 in Notes occurred on September 2, 2014 with further sales to be based upon reserve based performance hurdles. The Notes bear interest at an annual rate of 15%, of which six months was prepaid at close. The Notes are due one year from the issuance date and can be redeemed by the Company at any time without penalty. The Company paid a 3% origination fee to the Investor and a 5% cash commission to its advisors on the transaction. In conjunction with the sale of the Notes, the Company issued warrants to purchase 1,300,000 of the Company’s ordinary shares at a price of $5.00 per share (the “Financing Warrants”). The Financing Warrants expire on September 2, 2019.

The Senior Secured Notes are carried at their face value less the amortized amount of the debt discount associated with the relative fair value at issuance of the Financing Warrants. The fair value of the Financing Warrants at issue was determined to be approximately $4,059,300 using the Black-Scholes option pricing model. Significant assumptions used in the valuation include an expected term of 5 years, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants expected term, a risk free interest rate of 1.69% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. The relative fair value of the Financing Warrants was then determined by applying the ratio of value of the Notes to the value of the Notes plus the fair value of the Financing Warrants to the amount of the Notes. Using this metric, the relative fair value of the Financing Warrants was determined to be $3,237,840. The debt discount is amortized using the straight line method over the one year term of the Notes.

The Company has elected early adoption of accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as such deferred financing costs, net of amortization do not appear in current assets and are instead netted against the face value of the Notes.

	June 30,	December 31,
	2015	2014

Senior Secured Notes Payable	$16,000,000	$16,000,000
Less:
Debt discount – Financing Warrants	(3,237,840)	(3,237,840)
Deferred financing costs	(3,004,790)	(3,004,790)
Add:
Accretion of debt discount	2,698,200	1,079,280
Amortization of deferred financing cost	2,503,992	1,001,597

Senior Secured Notes Payable, net of discount	$14,959,562	$11,838,247

Interest expense for the three months ended June 30, 2015 was a total of $1,409,460 consisting of $600,000 of interest expense and $809,460 of accretion of the debt discount. Amortization of deferred financing costs was $751,198 for the same period. There was no interest expense or amortization of deferred financing costs for the three months ended June 30, 2014. Interest expense for the six months ended June 30, 2015 was a total of $2,818,920 consisting of $1,200,000 of interest expense and $1,618,920 of accretion of the debt discount. Amortization of deferred financing costs was $1,502,395 for the same period. There was no interest expense or amortization of deferred financing costs for the six months ended June 30, 2014.

9. Term Note

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

Because the events leading to the Heartland lawsuit occurred during 2014, the Company has accounted for the liability as if it had been incurred during the year ended December 31, 2014 and adjusted its financials accordingly as described in Note 1.

10. Notes Payable to Directors

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

The Company accrued $16,073 in interest expenses for these loans in both the three and six months ended June 30, 2014.

11. Note Payable to Officer

As of June 30, 2015 and December 31, 2014, the Company’s note payable to officer is payable to Jason Hoisager, the founder of Arabella Exploration LLC, with an outstanding balance of $3,007,170. The founder is currently the President of the Company and is a director and majority shareholder of the Company. The note payable is non-interest bearing and matures in December of 2023.

12. Shareholders’ Equity

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

Stock-based Compensation

On May 5, 2014 the Company granted each non-employee director 30,000 stock options to purchase its ordinary shares for joining the board and 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2014. All, 50,000 stock options in aggregate, vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $6.15 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant option date. The grant date fair value of the options granted was determined to be $558,950 using the Black-Scholes option pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 49.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.9% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. According to the terms of the option plan, vesting was retroactive to the beginning of service in January 2014; as such two quarters of vesting was recorded during the three months ended June 30, 2014. Messrs. Bush and Boyuls, two of the directors, resigned from the board on September 9, 2014. The remaining members of the board voted to allow them to continue in the vesting of their granted stock options as if they had served out their term. However, as no further service is required for the vesting, the Company expensed the entire amount of the grant in 2014. Accordingly, aggregated stock-based compensation expense under the 2014 grant for the six months ended June 30, 2015 was $83,843. Unrecognized compensation expense as of June 30, 2015, relating to non-vested common stock options is $83,843 and is expected to be recognized through the fourth quarter of 2015. At June 30, 2015, no options had been exercised and no options had been forfeited. As of June 30, 2015 the aggregate intrinsic value of these options was $0.

On February 2, 2015 the Company granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2015. All, 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $74,772 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. Aggregated stock-based compensation expense under the 2015 grant for the six months ended June 30, 2015 was $18,694. Unrecognized compensation expense as of June 30, 2015, relating to non-vested common stock options is $56,079 and is expected to be recognized through the fourth quarter of 2016. At June 30, 2015, no options had been exercised and no options had been forfeited. As of June 30, 2015 the aggregate intrinsic value of these options was $0.

A summary of stock option activity for the three months ended June 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	250,000	$6.15
Granted	60,000	$3.35
Forfeited	-	-
Exercised	-	-
Outstanding at June 30, 2015	310,000	$5.61
Exercisable at June 30, 2015	202,500	$6.02

13. Related Party Transactions

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

As of June 30, 2015 and December 31, 2014, the Company owed Petroleum $2,894,396 and $3,382,514, respectively, in joint interest billings to vendors for the well costs.  During the year ended December 31, 2014, the Company paid Petroleum $17,072,542 in capital costs for the wells.  Petroleum was responsible for collecting the revenue from the purchasers and providing the Company its accounts receivable, which totaled $814,689 at December 31, 2014. As of December 31, 2014 Petroleum owed the Company $381,801, a portion of the costs from the expense sharing agreement between the companies. As of December 31, 2014, Petroleum has ceased to provide these services to the Company and Arabella Operating, LLC, a wholly owned subsidiary of the Company, is the operator of record for the Company’s wells.

During the six months ended June 30, 2015, aggregate proceeds of $1,593,723 were received from affiliates and shareholders.

14. Other Operating Revenue – Gain on Sale of Oil and Gas Properties

During the second quarter of 2014, Arabella sold undeveloped leased acreage for $2,924,854 in cash and recognized a gain on the sale of the property of $1,722,123. Contingent conditions on the sale of the Weatherby acreage may result in an additional $78,300 of revenue.

During the first half of 2014, Arabella sold undeveloped leased acreage (which includes the acreage identified in the immediately preceding paragraph) for $5,044,054 in cash and recognized a gain on the sale of the properties of $2,958,323. Contingent conditions on the sale of the Weatherby acreage may result in an additional $78,300 of revenue.

During the second quarter of 2014, Arabella sold developed, non-operated leased acreage for $327,734 in cash and recognized a gain on the sale of the properties of $46,398.

Total acreage sales resulted in $3,252,588 and $5,371,788 in cash and gains of $1,768,521 and $3,004,721 for the three and six months ended June 30, 2014, respectively.

15. Income Taxes

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

The Company had no income tax expense due to operating losses incurred for the six months ended June 30, 2015 and none for the six months ended June 30, 2014 due to deductions available from intangible drilling costs.

16. Earnings per Share

Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the periods presented.

The calculation of diluted earnings per share does not include the potential dilutive impact of the 4,106,500 offering warrants outstanding during the periods presented since in the three or six months ended June 30, 2015 they were anti-dilutive and in the three or six months ended June 30, 2014 the exercise of the offering warrants was contingent upon the effectiveness of a registration statement that had not yet been filed with the SEC. The calculation of diluted earnings per share does not include the potential dilutive impact of the Unit Purchase Option as it was not exercisable based on the Company’s average share and warrant prices.

The calculation of diluted earnings per share included the dilutive impact of the 6,600,000 Insider Warrants as they were sold pursuant to an exemption from the registration requirements of the Securities Act in the three and six months ended June 30, 2014 but not in the three and six months ended June 30, 2015 as they were anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 1,300,000 financing warrants as they were not issued in the three or six months ended June 30, 2014 and anti-dilutive in the three and six months ended June 30, 2015.

The calculation of diluted earnings per share does not include the impact of the 310,000 board of directors’ options as they were not issued in the three and six months ended June 30, 2014 and anti-dilutive in the three and six months ended June 30, 2015.

The following table sets forth the computation of the basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Numerator for basic and diluted earnings per share:
Net (loss) income	$(2,920,375)	$400,002	$(6,109,499)	$618,322

Denominator:
Denominator for basic earnings per ordinary shares – weighted average shares outstanding	5,020,303	4,838,199	5,020,303	4,834,035
Effect of dilutive warrants	-	1,072,361	-	1,491,641
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	5,020,303	5,910,560	5,020,303	6,325,676

Basic earnings per ordinary share	$(0.58)	$0.08	$(1.22)	$0.13
Diluted earnings per ordinary share	$(0.58)	$0.07	$(1.22)	$0.10

17. Subsequent Events

The Company entered into a Purchase and Sale Agreement with a third party buyer (“Buyer”), dated as of July 1, 2015, and a letter agreement with McCabe Petroleum Corporation (“McCabe”), dated as of April 15, 2015, pursuant to which the Company will sell its ownership interest in certain of its properties for cash and properties. Pursuant to the agreements, the transactions will close simultaneously and the Company will transfer its Locker State, Graham, Woods, Jackson and Emily Bell prospects to the Buyer and will receive cash from the Buyer and certain properties from McCabe. The Company will receive the following in connection with the two transactions:

●	$15 million in cash, subject to certain closing adjustments
●	Producing property in the Southern Delaware Basin with net production of approximately 88 BOE/Day.
●	A participation agreement covering 20,000 undeveloped acres (gross and net) in the Midland Basin
●	An option to purchase approximately 1,000 net acres of royalty interests underlying the 20,000 acres in the Midland Basin
●	The return of 1,003,597 of the Company’s ordinary shares and the rights to certain earn-out shares; the 1,003,597 shares will be canceled upon receipt (provided that such shares may be reissued in the event that Arabella does not drill at least one well on its new property within one year from the closing date)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Overview

We are an independent oil and natural gas company focused on the acquisition, development, exploration and exploitation of unconventional, long-life, onshore oil and natural gas reserves in the Delaware Basin in West Texas, which is a part of the Permian Basin. Our activities have historically been directed at the Avalon, Bone Springs, and Wolfcamp formations, which we refer to collectively as the Wolfbone play. In the event that the transactions described below in Recent Events close, the Company would shift a significant portion of its focus to the Midland Basin on the other side of the Permian and focus on the Spraberry and Wolfcamp formations, which we refer to collectively as the Wolfberry play.

When it is feasible to do so, we intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production, though we do on occasion sell parcels of our land when the opportunity to generate profit presents itself. Our production was approximately 82% oil, no natural gas liquids and 18% natural gas for the three months ended June 30, 2015 and 84% oil, no natural gas liquids and 16% natural gas for the three months ended June 30, 2014. Our production was approximately 88% oil, no natural gas liquids and 12% natural gas for the six months ended June 30, 2015 and 85% oil, no natural gas liquids and 15% natural gas for the six months ended June 30, 2014. On June 30, 2015, our net acreage position in the Delaware Basin was approximately 4,972 net acres. On December 31, 2014, our net acreage position in the Delaware Basin was approximately 4,972 net acres. We are not currently engaged in any drilling activity due to the reduced price of oil, although we anticipate beginning drilling again if the transaction described under Recent Events, below, closes.

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

Recent Events

We entered into a Purchase and Sale Agreement with a third party buyer (“Buyer”), dated as of July 1, 2015 (the “Purchase Agreement”), and a letter agreement with McCabe Petroleum Corporation (“McCabe”), dated as of April 15, 2015, pursuant to which we will sell our ownership interest in certain of our properties for cash and properties with a potential value totaling approximately $47 million. Pursuant to the agreements, the transactions will close simultaneously and we will transfer our Locker State, Graham, Woods, Jackson and Emily Bell prospects to the Buyer and will receive cash from the Buyer and certain properties from McCabe. We will receive the following in connection with the two transactions:

●	$15 million in cash, subject to certain closing adjustments
●	Producing property in the Southern Delaware Basin with net production of approximately 88 BOE/Day. We estimate the value of this property to be approximately $6 million
●	A participation agreement covering 20,000 undeveloped acres (gross and net) in the Midland Basin, valued by us at approximately $1,000/acre or $20 million total
●	An option to purchase approximately 1,000 net acres of royalty interests underlying the 20,000 acres in the Midland Basin valued by us at approximately $3 million, net of the option cost
●	The return of 1,003,597 of our ordinary shares and the rights to certain earn-out shares valued at approximately $3 million; the 1,003,597 shares will be canceled upon receipt (provided that such shares may be reissued in the event that we do not drill at least one well on our new property within one year from the closing date)

Use of Proceeds

Pending agreement with the holders of its Senior Secured Notes, we will repay $10 million of the $16 million outstanding. The remainder of the cash proceeds will be used for the development of properties, the repayment of other amounts owing and general corporate purposes.

Overview of Transition

The following chart summarizes the changes to our properties, production and capital structure as a result of the two deals:

	Arabella Pre-Transactions	Removed	Added	Arabella Post-Transactions

Gross Wells(1)	18	6	4	16
Net BOE/Day(2)	78	76	88	90

Gross Acres	34,921	2,560	20,844	53,205
Net Acres	4,972	1,314	20,140	23,798

Senior Secured Notes	$16,000,000	$10,000,000	-	$6,000,000
Shares Outstanding	5,020,303	1,003,597	-	4,016,706

(1)	Includes ten wells currently producing on our back in acreage
(2)	BOE/Day estimated pre-transaction production is for the six months ended June 30, 2015, post-transaction estimate includes new producing property; neither amount includes production from our back in acreage

The original closing date under the Purchase Agreement had been tentatively scheduled for July 31, 2015 but has been delayed; we now anticipate closing before the beginning of September 2015.

Future Activity

If oil prices improve during 2015, depending on the pace of drilling, we could drill and complete an estimated ten additional gross horizontal wells on our acreage. Based on this plan, we would estimate that our capital expenditures for the next twelve months would be approximately $40 million, which includes costs for infrastructure and non-operated wells, but does not include the cost of any land acquisitions. However, any future drilling and completion activity will be highly dependent on the recovery of prices for crude oil. If oil prices do not rebound significantly in a short time, it is highly unlikely that we will drill at such a high pace. We are not currently engaged in any drilling activity due to the reduced price of oil, although we anticipate beginning drilling again if the transaction described under Recent Events, above, closes.

Operating Results Overview

During the three months ended June 30, 2015, our average daily production was approximately 67.5 BOE, consisting of 55.4 Bbls/d of oil, 72.9 Mcf/d of natural gas and no natural gas liquids, as compared to the three months ended June 30, 2014, when our average daily production was approximately 128.6 BOE, consisting of 108.7 Bbls/d of oil, 127.6 Mcf/d of natural gas and no natural gas liquids.

During the six months ended June 30, 2015, our average daily production was approximately 80.9 BOE, consisting of 70.8 Bbls/d of oil, 60.4 Mcf/d of natural gas and no natural gas liquids, as compared to the six months ended June 30, 2014, when our average daily production was approximately 114.2 BOE, consisting of 97.2 Bbls/d of oil, 102.1 Mcf/d of natural gas and no natural gas liquids.

The reduction in production during the 2015 periods is a direct result of the lack of availability of funds to maintain our wells. Without access to additional Senior Secured Notes funding and reduced revenue due to depressed prices for oil and natural gas we have had to delay regular maintenance items on our wells resulting in additional periods with wells offline and not producing.

Through June 30, 2015, we had participated in 8 gross (2.96 net) operated wells in the Delaware Basin.

Sources of Our Revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. For the three months ended June 30, 2015 and 2014 our revenues were derived 93% and 93%, respectively, from oil sales, 0 and 0%, respectively, from natural gas liquids sales and 7% and 7%, respectively, from natural gas sales. For the six months ended June 30, 2015 and 2014 our revenues were derived 95% and 93%, respectively, from oil sales, 0 and 0%, respectively, from natural gas liquids sales and 5% and 7%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

Results of Operations

The following table sets forth selected historical operating data for the three and six month periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Revenues:
Oil and gas revenue	$270,515	$976,373	617,184	$1,762,197
Other revenue – administrative overhead	7,800	-	19,800	-
Other operating revenue – gain on sale of oil and gas properties	-	1,768,521	-	3,004,721
Total revenues	278,315	2,744,894	636,984	4,766,918
Costs and expenses:
Lease operating expenses	81,531	438,652	264,060	552,352
Ad valorem and production taxes	14,471	46,878	32,415	79,017
Depreciation, depletion and amortization	121,400	331,731	311,722	571,374
Accretion of asset retirement obligation	480	180	960	810
General and administrative expenses	819,987	1,295,961	1,815,848	2,601,085
Total costs and expenses	1,037,869	2,113,402	2,425,005	3,804,638
Income (loss) from operations	(759,554)	631,492	(1,788,021)	962,280
Other income (expense)
Interest expense, related party	-	(16,073)	-	(16,073)
Interest expense	(2,160,821)	-	(4,321,478)	-
Total other income (expense)	(2,160,821)	(16,073)	(4,321,478)	(16,073)
Net income before taxes	(2,920,375)	615,419	(6,109,499)	946,207

Provision for income taxes	-	(215,417)	-	(327,885)

Net income (loss)	$(2,920,375)	$400,002	(6,109,499)	$618,322

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Production Data:
Oil (Bbls)	5,039.2	9,785.0	12,813.0	17,598.1
Natural gas (Mcf)	6,629.7	11,487.3	10,932.7	18,485.1
Combined volumes (BOE)	6,144.2	11,699.6	14,635.1	20,679.0
Daily combined volumes (BOE/d)	67.5	128.6	80.9	114.2
Average Prices:
Oil (per Bbl)	$51.30	$93.10	45.83	93.52
Natural gas (per Mcf)	2.77	5.69	2.82	6.30
Combined (per BOE)	45.06	83.45	42.23	85.22
Average Costs (per BOE):
Lease operating expense	$13.27	$37.49	18.04	26.71
Production Taxes	2.36	4.01	2.21	3.82
Production Taxes as a % of sales	5.3%	4.8%	5.3	4.5%
Depreciation, depletion and amortization	19.76	28.35	21.30	27.63
General and Administrative	133.46	104.8	124.08	125.78

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $705,858, or 72%, to $270,515 for the three months ended June 30, 2015, as compared to $976,373 for the three months ended June 30, 2014. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The decrease in revenues is due to the substantially lower price of oil realized in the period ended June 30, 2015 ($51.30 per barrel in the quarter ended June 2015 as compared to $93.10 in the prior year period) and to the decreased volumes of production.

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella Operating by other working interest owners to operate our wells. Arabella Operating was paid $7,800 for the three months ended June 30, 2015 and did not operate our wells for the three months ended June 30, 2014.

Other Operating Revenue. Other operating revenue in the three months ended June 30, 2014 relates to oil and gas property sales. In the three months ended June 30, 2014, we sold three non-producing properties for $2,924,854, with a net profit of $1,722,123, and one non-operated, producing property for $327,734 with a net profit of $46,398. Contingent conditions on the sale of the Weatherby acreage may result in an additional $78,300 of revenue. We did not have any property sales in the three months ending June 30, 2015. Other operating revenue from the sale of oil and gas properties fluctuates due to market demand and preparation of the land. We buy and sell parcels of land when the opportunity to generate significant profit presents itself.

Lease Operating Expense. Lease operating expenses decreased from $438,652 in the three months ended June 30, 2014 to $81,531 in the three months ended June 30, 2015. This decrease is the result of reduced operations due to low oil prices. Lease operating expenses can vary based upon conditions at the well site and well productivity.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues increased for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. There was an overall decrease in taxes due to the revenue decrease discussed above. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $331,731 in the three months ended June 30, 2014 to $121,400 in the three months ended June 30, 2015. The decrease is related to decreased production from our wells discussed under revenue, above.

General and Administrative. General and administrative expenses decreased from $1,295,967 in the three months ended June 30, 2014 to $819,988 in the three months ended June 30, 2015. These expenses relate primarily to salaries and wages, investor relations costs and professional and consulting fees.  The decrease is related to cost cutting efforts in response to the significantly lower price of oil in the period ended June 30, 2015.

Net Interest Expense. Net interest expense was $2,160,821 during the three months ended June 30, 2015 as compared to $16,073 during the three months ended June 30, 2014. In the 2015 period, the interest expense was non-cash and represented the costs of our Senior Secured Notes (see “Senior Secured Notes” below). In the 2014 period, the interest expense was non-cash and represented the costs of our Directors’ Loans.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $1,145,013, or 65%, to $617,184 for the six months ended June 30, 2015, as compared to $1,762,197 for the six months ended June 30, 2014. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The decrease in revenues is due to the substantially lower price of oil realized in the period ended June 30, 2015 ($45.83 per barrel in the quarter ended June 2015 as compared to $93.52 in the prior year period) and to the decreased volumes of production.

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella Operating by other working interest owners to operate our wells. Arabella Operating was paid $19,800 for the six months ended June 30, 2015 and did not operate our wells for the six months ended June 30, 2014.

Other Operating Revenue. Other operating revenue in the six months ended June 30, 2014 relates to oil and gas property sales. In the six months ended June 30, 2014, we sold four non-producing properties for $5,044,054 with a net profit of $2,958,323 and one non-operated, producing property for $327,734 with a net profit of $46,398. Contingent conditions on the sale of the Weatherby acreage may result in an additional $78,300 of revenue. We did not have any property sales in the six months ending June 30, 2015. Other operating revenue from the sale of oil and gas properties fluctuates due to market demand and preparation of the land. We buy and sell parcels of land when the opportunity to generate significant profit presents itself.

Lease Operating Expense. Lease operating expenses decreased from $552,352 in the six months ended June 30, 2014 to $264,060 in the six months ended June 30, 2015. This decrease is the result of reduced operations due to low oil prices. Lease operating expenses can vary based upon conditions at the well site and well productivity.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues decreased for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. There was an overall decrease in taxes due to the revenue decrease discussed above. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $571,374 in the six months ended June 30, 2014 to $311,722 in the six months ended June 30, 2015. The decrease is related to decreased production from our wells discussed under revenue, above.

General and Administrative. General and administrative expenses decreased from $2,601,085 in the six months ended June 30, 2014 to $1,815,848 in the six months ended June 30, 2015. These expenses relate primarily to salaries and wages, investor relations costs and professional and consulting fees.  The decrease is related to cost cutting efforts in response to the significantly lower price of oil in the period ended June 30, 2015.

Net Interest Expense. Net interest expense was $4,321,478 during the six months ended June 30, 2015 as compared to $16,073 during the three months ended June 30, 2014. In the 2015 period, the interest expense was non-cash and represented the costs of our Senior Secured Notes (see “Senior Secured Notes” below). In the 2014 period, the interest expense was non-cash and represented the costs of our Directors’ Loans.

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

Liquidity and cash flow

We commenced oil and gas exploration activities in 2011 and had a working capital deficit of $20,663,932 as of June 30, 2015 largely consisting of notes payable in less than twelve months. Our net cash flow for the six months ended June 30, 2015 was an increase of $81,518, the components of which are described below. Our net cash flow for the six months ended June 30, 2014 was a decrease of $1,570,274. Depending on the pace of drilling and the oil and gas pricing environment, we may need approximately $40 million to fund our operations during the next twelve months (which we would expect to be funded in large part by the Notes), which will include minimum annual property lease payments, well expenditures and operating costs and expenses, however, if oil prices do not rebound significantly in a short time it is highly unlikely that we will drill at such a high pace.

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

Operating Activities

Net cash used in operating activities was $1,121,094 for the six months ended June 30, 2015, as compared to net cash used in operating activities of $1,217,988 for the six months ended June 30, 2014. The change in operating cash flows is largely a result of the impact of the operating losses during the 2015 period and operating income and the sale of oil & gas properties in the 2014 period.

Investing Activities

The purchase and development of oil and natural gas properties generally accounts for the majority of our cash outlays for investing activities, however, we did not have any drilling activity in the first half of 2015. We used net cash for investing activities of $391,111 and $3,652,295 for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2014 we received proceeds of $5,371,788 from sales of oil and gas properties. We used cash for investing in oil and natural gas properties in the amounts of $391,111 and $8,529,034 for the six months ended June 30, 2015 and 2014, respectively.  We used cash for investing in property and equipment in the amounts of $0 and $495,049 for the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

During the six months ended June 30, 2015 we received an aggregate of $1,593,723 in advances from affiliates and shareholders. During the six months ended June 30, 2014 we received a loan from Hauser Holdings, LLC an affiliate of Richard Hauser, one of our directors. The $800,000 loan was due August 31, 2014 and bore an interest rate of 10% per annum as well as a loan from BBS Capital Fund, LP an affiliate of Berke Bakay, one of our directors. The $500,000 loan was due August 31, 2014 and bore an interest rate of 10% per annum. On September 4, 2014 we repaid the loans from BBS Capital Fund, LP and Hauser Holdings, LLC with accrued interest for total repayment of $512,500 and $828,222, respectively.

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

The current oil pricing environment and related conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet our obligations, as they become payable. We have plans to explore additional alternatives to our existing oil and gas activities to generate revenue in the current oil pricing environment. Although there are no assurances that our plans will be realized we believe that we will be able to continue operations in the future. As discussed above in recent Events, the Company has entered into two separate transactions anticipated to close concurrently that would provide the Company will drilling opportunities more suitable to the current oil and gas pricing environment.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) that occurred during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	mine safety disclosures

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

10.1*	Purchase and Sale Agreement between Legacy Reserves Operating LP and Arabella Exploration, Inc., dated as of July 1, 2015.

10.2*	Agreement between McCabe Petroleum Corporation and Arabella Exploration, Inc., dated as of April 15, 2015.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.1	Interactive Data Files

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Jason Hoisager
Jason Hoisager
Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Terry E. Sanford
Terry E. Sanford
Chief Financial Officer (Principal Financial and Accounting Officer)

