Form 10-Q/A
period 2015-06-30
ARABELLA EXPLORATION, INC.
filed 2015-09-08
CIK 1506374

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 is being filed with the Securities and Exchange Commission to file exhibits 10.1 and 10.2 and to amend Item 6 of Part II to reflect the filing of those exhibits.

2

Part II
OTHER INFORMATION

Item 6     EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

10.1	Purchase and Sale Agreement between Legacy Reserves Operating LP and Arabella Exploration, Inc., dated as of July 1, 2015.

10.2	Agreement between McCabe Petroleum Corporation and Arabella Exploration, Inc., dated as of April 15, 2015.

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.1*	Interactive Data Files

* Previously filed

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 8, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Jason Hoisager
Jason Hoisager
Chief Executive Officer (Principal Executive Officer)

Dated: September 8, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Terry E. Sanford
Terry E. Sanford
Chief Financial Officer (Principal Financial and Accounting Officer)

4