Form 10-Q
period 2015-09-30
ARABELLA EXPLORATION, INC.
filed 2015-11-23
CIK 1506374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

As of November 23, 2015, 5,020,303 shares of the issuer’s common stock, par value $0.001, were outstanding.

Part I

FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$12,083	$3,002
Accounts receivable - oil and gas sales	963,650	814,689
Prepaid expenses	-	417,617

Total current assets	975,733	1,235,308

Deposits and other assets	51,280	85,000
Receivable from affiliate	-	381,801
Property and equipment, net	215,277	315,826
Oil and gas properties, successful efforts method - net	28,383,360	28,305,172

Total assets	$29,625,650	$30,323,107

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$2,455,386	$1,001,058
Advances from affiliates	1,943,298	32,550
Notes payable, net of discount	16,125,000	11,838,247
Accrued joint interest billings payable, related party	3,207,553	3,382,514

Total current liabilities	23,731,237	16,254,369

Note payable to officer	3,007,170	3,007,170
Asset retirement obligation	27,283	25,843
Total liabilities	26,765,690	19,287,382

Commitments and contingencies

Shareholders’ equity
Preferred shares, $0.001 par value, authorized 5,000,000 shares and none issued and outstanding	-	-
Ordinary shares, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 5,020,303 at September 30, 2015 and December 31, 2014	5,020	5,020
Additional paid-in-capital	15,489,487	15,335,684
Accumulated deficit	(12,634,547)	(4,304,979)

Total shareholders’ equity	2,859,960	11,035,725

Total liabilities and shareholders’ equity	$29,625,650	$30,323,107

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Oil and gas revenue	$394,324	$953,896	$1,011,509	$2,716,093
Other revenue – administrative overhead	4,200	-	24,000	-
Other operating revenue – gain on sale of oil and gas properties	-	80,196	-	3,084,917

Total revenues	398,524	1,034,092	1,035,509	5,801,010

Costs and expenses:
Lease operating expenses	52,072	335,720	316,132	888,072
Ad valorem and production taxes	21,163	42,449	53,579	121,466
Depreciation, depletion and amortization	103,593	383,556	415,315	954,930
Accretion of asset retirement obligation	480	480	1,440	1,290
General and administrative expenses	800,847	1,718,151	2,616,694	4,319,236
Total costs and expenses	978,155	2,480,356	3,403,160	6,284,994
Loss from operations	(579,631)	(1,446,264)	(2,367,651)	(483,984)

Other expenses
Interest Expense, related party	-	(24,649)	-	(40,722)
Interest expense	(1,640,438)	(720,219)	(5,961,917)	(720,219)
Other expenses	(1,640,438)	(744,868)	(5,961,917)	(760,941)

Net loss before taxes	(2,220,069)	(2,191,132)	(8,329,568)	(1,244,925)

Income tax benefit	-	327,885	-	-

Net loss	$(2,220,069)	$(1,863,247)	$(8,329,568)	$(1,244,925)

Loss per ordinary share:
Basic	$(0.44)	$(0.37)	(1.66)	$(0.25)

Diluted	$(0.44)	$(0.37)	(1.66)	$(0.25)

Weighted average ordinary shares outstanding:
Basic	5,020,303	5,020,303	5,020,303	4,896,807

Diluted	5,020,303	5,020,303	5,020,303	4,896,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2015

(unaudited)

	Ordinary	Shares	Paid – In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2014	5,020,303	$5,020	$15,335,684	$(4,304,979)	$11,035,725

Stock based compensation	-	-	153,803	-	153,803

Net loss	-	-	-	(8,329,568)	(8,329,568)

Balance at September 30, 2015	5,020,303	$5,020	$15,489,487	$(12,634,547)	$2,859,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(8,329,568)	$(1,244,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	415,315	954,930
Accretion of asset retirement obligation	1,440	1,290
Amortization of interest expense	400,000	200,000
Amortization of deferred financing costs	2,003,193	250,399
Amortization of debt discount	2,158,560	269,820
Stock based compensation	153,803	209,607
Loss on disposal of fixed assets	-	429
Gain from sale of oil and gas properties	-	(3,084,917)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas sales	(148,960)	14,609
Prepaid expenses	17,617	8,026
Deposits	33,720	(35,000)
Receivable from affiliated companies	381,801	(591,246)
Payable to affiliated companies	-	21,750
Accrued joint interest billing payable	(174,961)	(2,206,275)
Accounts payable and accrued liabilities	1,579,326	565,920
Net cash used in operating activities	(1,508,714)	(4,665,583)

Cash flows from investing activities:
Additions to property and equipment	-	(496,969)
Additions to oil and gas properties	(392,953)	(17,538,736)
Proceeds from sale of oil and gas properties	-	5,665,121
Net cash used in investing activities	(392,953)	(12,370,584)

Cash flows from financing activities:
Proceeds from sale of ordinary shares	-	2,000,009
Proceeds from Senior Secured Notes	-	16,000,000
Proceeds from Directors’ Loans	-	1,300,000
Repayment of Directors’ Loans	-	(1,300,000)
Prepaid interest, Senior Secured Notes	-	(1,200,000)
Deferred financing cost	-	(1,787,000)
Proceeds from advances from affiliates	1,910,748	-
Net cash provided by financing activities	1,910,748	15,013,009
Net increase (decrease) in cash and cash equivalents	9,081	(2,023,158)
Cash and cash equivalents at beginning of period	3,002	2,118,533
Cash and cash equivalents at end of period	$12,083	$95,375
Cash for:
Interest	$-	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Accrued liability converted to term note	$125,000	$-

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

3. Recent Developments, Liquidity and Ability to Continue as a Going Concern

The accompanying financial statements have been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced oil and gas exploration activities in 2011 and at September 30, 2015 had an accumulated deficit of approximately $12,635,000 and a working capital deficit of approximately $22,756,000 largely consisting of notes payable due in less than twelve months as well as accounts payable and advances from affiliates. The Company is not currently engaged in any new drilling for oil and gas due to the depressed price for oil. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations, as they become payable.

Management is exploring alternatives to its existing oil and gas activities in the current oil pricing environment. Although there are no assurances that management’s plans will be realized management believes that the Company will be able to continue operations in the future. Accordingly, no adjustment relating to the recoverability and classification of recorded asset amounts and the classification of liabilities has been made to the accompanying financial statements in anticipation of the Company not being able to continue as a going concern. The Company entered into a Purchase and Sale Agreement with a third party buyer (“Buyer”), dated as of July 1, 2015, and a letter agreement with McCabe Petroleum Corporation (“McCabe”), dated as of April 15, 2015, pursuant to which the Company would sell its ownership interest in certain of its properties for cash and properties. Pursuant to the agreements, the transactions would have closed simultaneously and the Company would transfer its Locker State, Graham, Woods, Jackson and Emily Bell prospects to the Buyer and would have received cash from the Buyer and certain properties from McCabe. On September 1, 2015, the Company received a text message and email from the Buyer terminating the PSA pursuant to Section 13.1 of the PSA. The Buyer cited several items to justify its unexpected cancelation of the PSA including a number of standard closing information items as well as certain third party approvals that had not been obtained as of that date. The letter agreement with McCabe remains in place but is dependent on a transaction similar to the one contemplated in the PSA being consummated simultaneously. The Company is currently searching for such a replacement or another strategic alternative.

In the event of a return to drilling, the Company expects that, depending on the pace of drilling and the pricing environment for oil and gas, it could need approximately $40 million to fund its operations during the first twelve months of activity, which will include minimum annual property lease payments, well expenditures and operating costs and expenses. There can be no assurance that the price of oil will improve to the point that drilling resumes. In the event that the Company begins new drilling operations, it may require additional funding in 2016. There can be no assurance that financing will be available on acceptable terms if at all.

On September 2, 2014 the Company sold the first $16,000,000 of Notes under its $45,000,000 Senior Secured Note Facility (See Note 8 – Senior Secured Notes), with further sales during the term of the facility to be based upon reserve based performance hurdles. The Notes were due on September 2, 2015; the Company was unable to repay them and is continuing to work with its Senior Lender to find the best alternative solution for the Notes.

Additionally, in the event that the Company is able to redeem its initial public offering warrants as discussed in Note 12 – Shareholders Equity, the initial public offering warrants would likely be exercised resulting in the receipt of proceeds up to $20,532,500 to further sustain the Company’s operations. There can be no assurance that the Company will redeem the initial public offering warrants.

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

5. Property and Equipment

Property and equipment include furniture and fixtures, computer equipment and software and transportation equipment:

	September 30,	December 31,
	2015	2014

Property and equipment, gross	$435,679	$435,679
Less: Accumulated depreciation and amortization	(220,402)	(119,853)
Property and Equipment, net	$215,277	$315,826

Depreciation expense was $27,866 and $44,771 for the three months and $100,549 and $87,392 for the nine months ended September 30, 2015 and 2014, respectively.

6. Oil and Gas Properties

The following table sets forth the Company’s oil and gas properties:

	September 30,	December 31,
	2015	2014

Proved oil and gas properties (1)	$25,434,284	$25,168,514
Less: Accumulated depreciation, depletion, amortization and impairment	(2,078,497)	(1,763,731)
Proved oil and gas properties, net	23,355,787	23,404,783
Unproved oil and gas properties	5,027,573	4,900,389
Total oil and gas properties, net	$28,383,360	$28,305,172

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $23,575 at September 30, 2015 and December 31, 2014.

Depletion expense was $75,726 and $338,785 for the three months ended September 30, 2015 and 2014, respectively. Depletion expense was $314,766 and $854,381 for the nine months ended September 30, 2015 and 2014, respectively.

The Company accrued certain amounts during 2014 to reflect estimated spending on oil and gas leases based upon the overall spending during 2014. As a result of declining oil prices, those amounts were overestimated and the Company revised certain accruals for the year ended December 31, 2014. The preceding table reflects the revisions described in Note 1.

7. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30,	December 31,
	2015	2014

Asset retirement obligation — beginning of period	$25,843	$21,171
Additions to ARO from new properties	-	6,030
Sales or abandonments of properties	-	(3,128)
Accretion expense during period	1,440	1,770
Asset retirement obligation — end of period	$27,283	$25,843

8. Senior Secured Notes

On September 2, 2014 the Company entered into a $45,000,000 Senior Secured Note Facility with a one year borrowing period and one year term per draw (the “Notes”) with a New York based investor (the “Investor”). The initial sale of $16,000,000 in Notes occurred on September 2, 2014 with further sales to be based upon reserve based performance hurdles. The Notes bear interest at an annual rate of 15%, of which six months was prepaid at close. The Notes became due on September 2, 2015; the Company was unable to repay them and is continuing to work with its Senior Lender to find the best alternative solution for the Notes. The Company paid a 3% origination fee to the Investor and a 5% cash commission to its advisors on the transaction. In conjunction with the sale of the Notes, the Company issued warrants to purchase 1,300,000 of the Company’s ordinary shares at a price of $5.00 per share (the “Financing Warrants”). The Financing Warrants expire on September 2, 2019.

The Senior Secured Notes are carried at their face value less the amortized amount of the debt discount associated with the relative fair value at issuance of the Financing Warrants. The fair value of the Financing Warrants at issue was determined to be approximately $4,059,300 using the Black-Scholes option pricing model. Significant assumptions used in the valuation include an expected term of 5 years, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants term, a risk free interest rate of 1.69% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. The relative fair value of the Financing Warrants was then determined by applying the ratio of value of the Notes to the value of the Notes plus the fair value of the Financing Warrants to the amount of the Notes. Using this metric, the relative fair value of the Financing Warrants was determined to be $3,237,840. The debt discount is amortized using the straight line method over the one year term of the Notes. As of September 2, 2015, the Notes became due and the debt discount has been fully amortized, as such the Notes are presented at their full face value as of September 30, 2015.

The Company has elected early adoption of accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as such deferred financing costs, net of amortization do not appear in current assets and are instead netted against the face value of the Notes.

	September 30,	December 31,
	2015	2014

Senior Secured Notes Payable	$16,000,000	$16,000,000
Less:
Debt discount – Financing Warrants	(3,237,840)	(3,237,840)
Deferred financing costs	(3,004,790)	(3,004,790)
Add:
Accretion of debt discount	3,237,840	1,079,280
Amortization of deferred financing cost	3,004,790	1,001,597

Senior Secured Notes Payable, net of discount	$16,000,000	$11,838,247

Interest expense for the three months ended September 30, 2015 was a total of $1,139,640 consisting of $600,000 of interest expense and $539,640 of accretion of the debt discount. Amortization of deferred financing costs was $500,798 for the same period. Interest expense for the three months ended September 30, 2014 was a total of $469,820 consisting of $200,000 of interest expense and $269,820 of accretion of the debt discount. Amortization of deferred financing costs was $250,399 for the same period. Interest expense for the nine months ended September 30, 2015 was a total of $3,958,560 consisting of $1,800,000 of interest expense and $2,158,560 of accretion of the debt discount. Amortization of deferred financing costs was $2,003,193 for the same period. Interest expense for the nine months ended September 30, 2014 was a total of $469,820 consisting of $200,000 of interest expense and $269,820 of accretion of the debt discount. Amortization of deferred financing costs was $250,399 for the same period. Pending discussions with its Senior Lender concerning the disposition of the Notes, the Company has continued to accrue $200,000 per month in interest expenses though there is no assurance that this will be the amount agreed to by the Company and the Senior Lender.

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

The Company accrued $24,649 and $40,722 in interest expenses for these loans in the three and nine months ended September 30, 2014, respectively.

11. Note Payable to Officer

As of September 30, 2015 and December 31, 2014, the Company’s note payable to officer is payable to Jason Hoisager, the founder of Arabella Exploration LLC, with an outstanding balance of $3,007,170. The founder is currently the President of the Company and is a director and majority shareholder of the Company. The note payable is non-interest bearing and matures in December of 2023.

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

Stock-based Compensation

On May 5, 2014 the Company granted each non-employee director 30,000 stock options to purchase its ordinary shares for joining the board and 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2014. All, 50,000 stock options in aggregate, vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $6.15 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant option date. The grant date fair value of the options granted was determined to be $558,950 using the Black-Scholes option pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 49.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.9% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. According to the terms of the option plan, vesting was retroactive to the beginning of service in January 2014; as such two quarters of vesting was recorded during the three months ended June 30, 2014. Messrs. Bush and Boyuls, two of the directors, resigned from the board on September 9, 2014. The remaining members of the board voted to allow them to continue in the vesting of their granted stock options as if they had served out their term. However, as no further service is required for the vesting, the Company expensed the entire amount of the grant in 2014. Accordingly, aggregated stock-based compensation expense under the 2014 grant for the nine months ended September 30, 2015 and 2014 was $125,764 and $209,606, respectively. Unrecognized compensation expense for the nine months ended September 30, 2014 was $349,344. Unrecognized compensation expense as of September 30, 2015, relating to non-vested common stock options is $41,921 and is expected to be recognized through the fourth quarter of 2015. At September 30, 2015, no options had been exercised and no options had been forfeited. As of September 30, 2015 the aggregate intrinsic value of these options was $0.

On February 2, 2015 the Company granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2015. All, 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $74,772 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. Aggregated stock-based compensation expense under the 2015 grant for the nine months ended September 30, 2015 was $28,040. Unrecognized compensation expense as of September 30, 2015, relating to non-vested common stock options is $46,733 and is expected to be recognized through the fourth quarter of 2016. At September 30, 2015, no options had been exercised and no options had been forfeited. As of September 30, 2015 the aggregate intrinsic value of these options was $0.

A summary of stock option activity for the nine months ended September 30, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	250,000	$6.15
Granted	60,000	$3.35
Forfeited	-	-
Exercised	-	-
Outstanding at September 30, 2015	310,000	$5.61
Exercisable at September 30, 2015	241,250	$5.89

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

As of September 30, 2015 and December 31, 2014, the Company owed Petroleum $2,894,396 and $3,382,514, respectively, in joint interest billings to vendors for the well costs.  During the year ended December 31, 2014, the Company paid Petroleum $17,072,542 in capital costs for the wells.  Petroleum was responsible for collecting the revenue from the purchasers and providing the Company its accounts receivable, which totaled $814,689 at December 31, 2014. As of December 31, 2014 Petroleum owed the Company $381,801, a portion of the costs from the expense sharing agreement between the companies. As of December 31, 2014, Petroleum has ceased to provide these services to the Company and Arabella Operating, LLC, a wholly owned subsidiary of the Company, is the operator of record for the Company’s wells.

During the nine months ended September 30, 2015, advances of $1,910,748 were received from affiliates and shareholders.

14. Other Operating Revenue – Gain on Sale of Oil and Gas Properties

During the third quarter of 2014, Arabella sold undeveloped leased acreage for $293,333 in cash and recognized a gain on the sale of the property of $80,196.

During the first nine months of 2014, Arabella sold undeveloped leased acreage (which includes the acreage identified in the immediately preceding paragraph) for $5,337,387 in cash and recognized a gain on the sale of the properties of $3,038,519. Contingent conditions on the sale of the Weatherby acreage may result in an additional $78,300 of revenue.

During the second quarter of 2014, Arabella sold developed, non-operated leased acreage for $327,734 in cash and recognized a gain on the sale of the properties of $46,398.

Total acreage sales resulted in $293,333 and $5,665,121 in cash and gains of $80,196 and $3,084,917 for the three and nine months ended September 30, 2014, respectively.

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

The Company had no income tax expense due to operating losses incurred for the nine months ended September 30, 2015 and none for the nine months ended September 30, 2014 due to deductions available from intangible drilling costs.

16. Earnings per Share

Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the periods presented.

The calculation of diluted earnings per share does not include the potential dilutive impact of the 4,106,500 offering warrants outstanding during the periods presented since in the three or nine months ended September 30, 2015 they were anti-dilutive and in the three or nine months ended September 30, 2014 the exercise of the offering warrants was contingent upon the effectiveness of a registration statement that had not yet been filed with the SEC. The calculation of diluted earnings per share does not include the potential dilutive impact of the Unit Purchase Option as it was not exercisable based on the Company’s average share and warrant prices.

The calculation of diluted earnings per share does not include the dilutive impact of the 6,600,000 Insider Warrants as they were sold pursuant to an exemption from the registration requirements of the Securities Act in the three and nine months ended September 30, 2014 and not in the three and nine months ended September 30, 2015 as they were anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 1,300,000 financing warrants as they were anti-dilutive in the three and nine months ended September 30, 2015 and 2014.

The calculation of diluted earnings per share does not include the impact of the 310,000 board of directors’ options as they were anti-dilutive in the three and nine months ended September 30, 2015 and 2014.

The following table sets forth the computation of the basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Numerator for basic and diluted earnings per share:
Net loss	$(2,220,069)	$(1,863,247)	$(8,329,568)	$(1,244,925)

Denominator:
Denominator for basic earnings per ordinary shares – weighted average shares outstanding	5,020,303	5,020,303	5,020,303	4,896,807
Effect of dilutive warrants	-	-	-	-
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	5,020,303	5,020,303	5,020,303	4,896,807

Basic earnings per ordinary share	$(0.44)	$(0.37)	$(1.66)	$(0.25)
Diluted earnings per ordinary share	$(0.44)	$(0.37)	$(1.66)	$(0.25)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

When it is feasible to do so, we intend to grow our reserves and production through development drilling, exploitation and exploration activities on our multi-year inventory of identified potential drilling locations and through acquisitions that meet our strategic and financial objectives, targeting oil-weighted reserves. Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production, though we do on occasion sell parcels of our land when the opportunity to generate profit presents itself. Our production was approximately 90% oil, no natural gas liquids and 10% natural gas for the three months ended September 30, 2015 and 85% oil, no natural gas liquids and 15% natural gas for the three months ended September 30, 2014. Our production was approximately 88% oil, no natural gas liquids and 12% natural gas for the nine months ended September 30, 2015 and 85% oil, no natural gas liquids and 15% natural gas for the nine months ended September 30, 2014. On September 30, 2015, our net acreage position in the Delaware Basin was approximately 4,972 net acres. On December 31, 2014, our net acreage position in the Delaware Basin was approximately 4,972 net acres. We are not currently engaged in any drilling activity due to the reduced price of oil.

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

Future Activity

If oil prices improve in 2016, depending on the pace of drilling and our strategic direction at the time, we could drill and complete an estimated ten additional gross horizontal wells on our acreage. Based on this plan, we would estimate that our capital expenditures for the next twelve months would be approximately $40 million, which includes costs for infrastructure and non-operated wells, but does not include the cost of any land acquisitions. However, any future drilling and completion activity will be highly dependent on the recovery of prices for crude oil. If oil prices do not rebound significantly in a short time, it is highly unlikely that we will drill at such a high pace. We are not currently engaged in any drilling activity due to the reduced price of oil.

Operating Results Overview

During the three months ended September 30, 2015, our average daily production was approximately 54.3 BOE, consisting of 48.8 Bbls/d of oil, 32.8 Mcf/d of natural gas and no natural gas liquids, as compared to the three months ended September 30, 2014, when our average daily production was approximately 144.4 BOE, consisting of 122.1 Bbls/d of oil, 133.6 Mcf/d of natural gas and no natural gas liquids.

During the nine months ended September 30, 2015, our average daily production was approximately 71.9 BOE, consisting of 63.4 Bbls/d of oil, 51.1 Mcf/d of natural gas and no natural gas liquids, as compared to the nine months ended September 30, 2014, when our average daily production was approximately 124.4 BOE, consisting of 105.6 Bbls/d of oil, 112.7 Mcf/d of natural gas and no natural gas liquids.

The reduction in production during the 2015 periods is a direct result of the lack of availability of funds to maintain our wells. Without access to additional Senior Secured Notes funding and reduced revenue due to depressed prices for oil and natural gas we have had to delay regular maintenance items on our wells resulting in additional periods with wells offline and not producing.

Through September 30, 2015, we had participated in 8 gross (2.96 net) operated wells in the Delaware Basin.

Sources of Our Revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. For the three months ended September 30, 2015 and 2014 our revenues were derived 97% and 93%, respectively, from oil sales, 0% and 0%, respectively, from natural gas liquids sales and 3% and 7%, respectively, from natural gas sales. For the nine months ended September 30, 2015 and 2014 our revenues were derived 96% and 93%, respectively, from oil sales, 0% and 0%, respectively, from natural gas liquids sales and 4% and 7%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

Results of Operations

The following table sets forth selected historical operating data for the three and nine month periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Revenues:
Oil and gas revenue	$394,324	$953,896	$1,011,509	$2,716,093
Other revenue – administrative overhead	4,200	-	24,000	-
Other operating revenue – gain on sale of oil and gas properties	-	80,196	-	3,084,917
Total revenues	398,524	1,034,092	1,035,509	5,801,010
Costs and expenses:
Lease operating expenses	52,072	335,720	316,132	888,072
Ad valorem and production taxes	21,163	42,449	53,579	121,466
Depreciation, depletion and amortization	103,593	383,556	415,315	954,930
Accretion of asset retirement obligation	480	480	1,440	1,290
General and administrative expenses	800,847	1,718,151	2,616,694	4,319,236
Total costs and expenses	978,155	2,480,356	3,403,160	6,284,994
Loss from operations	(579,631)	(1,446,264)	(2,367,651)	(483,984)
Other expense
Interest expense, related party	-	(24,649)	-	(40,722)
Interest expense	(1,640,438)	(720,219)	(5,961,917)	(720,219)
Total other expense	(1,640,438)	(744,868)	(5,961,917)	(760,941)
Net loss before taxes	(2,220,069)	(2,191,132)	(8,329,568)	(1,244,925)

Income tax benefit	-	327,885)	-	-

Net loss	$(2,220,069)	$(1,863,247)	$(8,329,568)	$(1,244,925)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Production Data:
Oil (Bbls)	4,490.2	11,233.4	17,303.2	28,831.5
Natural gas (Mcf)	3,018.4	12,293.4	13,951.1	30,778.5
Combined volumes (BOE)	4,993.3	13,282.3	19,628.3	33,961.3
Daily combined volumes (BOE/d)	54.3	144.4	71.9	124.4
Average Prices:
Oil (per Bbl)	$48.58	$79.32	$46.55	87.99
Natural gas (per Mcf)	2.31	5.11	2.71	5.83
Combined (per BOE)	45.09	71.82	42.96	79.98
Average Costs (per BOE):
Lease operating expense	$11.60	$25.28	18.27	26.15
Production Taxes	4.71	3.20	3.10	3.58
Production Taxes as a % of sales	5.4%	4.5%	5.3%	4.5%
Depreciation, depletion and amortization	23.07	28.88	24.00	28.12
General and Administrative	178.35	129.36	151.23	127.18

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $559,572, or 59%, to $394,324 for the three months ended September 30, 2015, as compared to $953,896 for the three months ended September 30, 2014. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The decrease in revenues is due to the substantially lower price of oil realized in the period ended September 30, 2015 ($48.58 per barrel in the quarter ended September 2015 as compared to $86.25 in the prior year period) and to the decreased volumes of production.

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella Operating by other working interest owners to operate our wells. Arabella Operating was paid $4,200 for the three months ended September 30, 2015 and did not operate our wells for the three months ended September 30, 2014.

Other Operating Revenue. Other operating revenue in the three months ended September 30, 2014 relates to oil and gas property sales. In the three months ended September 30, 2014, we sold a non-producing property for $293,333, with a net profit of $80,196. We did not have any property sales in the three months ending September 30, 2015. Other operating revenue from the sale of oil and gas properties fluctuates due to market demand and preparation of the land. We buy and sell parcels of land when the opportunity to generate significant profit presents itself.

Lease Operating Expense. Lease operating expenses decreased from $335,720 in the three months ended September 30, 2014 to $52,072 in the three months ended September 30, 2015. This decrease is the result of reduced operations due to low oil prices. Lease operating expenses can vary based upon conditions at the well site and well productivity.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues increased for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. There was an overall decrease in taxes due to the revenue decrease discussed above. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $383,556 in the three months ended September 30, 2014 to $103,593 in the three months ended September 30, 2015. The decrease is related to decreased production from our wells discussed under Oil and Natural Gas Revenues, above.

General and Administrative. General and administrative expenses decreased from $1,718,151 in the three months ended September 30, 2014 to $800,847 in the three months ended September 30, 2015. These expenses relate primarily to salaries and wages, investor relations costs and professional and consulting fees.  The decrease is related to cost cutting efforts in response to the significantly lower price of oil in the period ended September 30, 2015.

Net Interest Expense. Net interest expense was $1,640,438 during the three months ended September 30, 2015 as compared to $744,868 during the three months ended September 30, 2014. In both periods, the interest expense represented the costs of our Senior Secured Notes (see “Senior Secured Notes” below). In the 2014 period, the interest expense also included the costs of our Directors’ Loans.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $1,704,584, or 63%, to $1,011,509 for the nine months ended September 30, 2015, as compared to $2,716,093 for the nine months ended September 30, 2014. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The decrease in revenues is due to the substantially lower price of oil realized in the period ended September 30, 2015 ($46.55 per barrel in the quarter ended September 2015 as compared to $90.69 in the prior year period) and to the decreased volumes of production.

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella Operating by other working interest owners to operate our wells. Arabella Operating was paid $24,000 for the nine months ended September 30, 2015 and did not operate our wells for the nine months ended September 30, 2014.

Other Operating Revenue. Other operating revenue in the nine months ended September 30, 2014 relates to oil and gas property sales. In the nine months ended September 30, 2014, we sold five non-producing properties for $5,337,387 with a net profit of $3,038,519 and one non-operated, producing property for $327,734 with a net profit of $46,398. Contingent conditions on the sale of the Weatherby acreage may result in an additional $78,300 of revenue. We did not have any property sales in the nine months ending September 30, 2015. Other operating revenue from the sale of oil and gas properties fluctuates due to market demand and preparation of the land. We buy and sell parcels of land when the opportunity to generate significant profit presents itself.

Lease Operating Expense. Lease operating expenses decreased from $888,072 in the nine months ended September 30, 2014 to $316,132 in the nine months ended September 30, 2015. This decrease is the result of reduced operations due to low oil prices. Lease operating expenses can vary based upon conditions at the well site and well productivity.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues increased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. There was an overall decrease in taxes due to the revenue decrease discussed above. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $954,930 in the nine months ended September 30, 2014 to $415,315 in the nine months ended September 30, 2015. The decrease is related to decreased production from our wells discussed under Oil & Natural Gas Revenues, above.

General and Administrative. General and administrative expenses decreased from $4,319,236 in the nine months ended September 30, 2014 to $2,616,695 in the nine months ended September 30, 2015. These expenses relate primarily to salaries and wages, investor relations costs and professional and consulting fees.  The decrease is related to cost cutting efforts in response to the significantly lower price of oil in the period ended September 30, 2015.

Net Interest Expense. Net interest expense was $5,961,917 during the nine months ended September 30, 2015 as compared to $760,941 during the nine months ended September 30, 2014. In both periods, the interest expense represented the costs of our Senior Secured Notes (see “Senior Secured Notes” below). In the 2014 period, the interest expense also included the costs of our Directors’ Loans.

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

The Notes became due on September 2, 2015 and the Company was unable to repay them and is continuing to work with its Senior Lender to find the best alternative solution for the Notes.

The rapid and substantial decline in oil prices in the later part of 2014 significantly reduced the amount of revenue we receive per barrel of oil. Approximately 97% of our oil and gas revenue comes from oil sales. This decline has reduced our revenue and, as a result, our cash flow, which limits our operations and could limit our future growth. Our current cash position, availability of financing from our Notes and current level of operating cash flows may not, in aggregate, be adequate to support our current working capital requirements, interest costs and, at the same time, support additional drilling activity. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is exploring various opportunities to remedy the Company’s liquidity concerns.

Liquidity and cash flow

We commenced oil and gas exploration activities in 2011 and had a working capital deficit of $22,755,503 as of September 30, 2015 largely consisting of notes payable in less than twelve months and advances from affiliates. Our net cash flow for the nine months ended September 30, 2015 was an increase of $9,081, the components of which are described below. Our net cash flow for the nine months ended September 30, 2014 was a decrease of $2,023,158. We are not currently drilling any new wells; if we were to resume drilling we might need approximately $40 million to fund our operations during the next twelve months, which will include minimum annual property lease payments, well expenditures and operating costs and expenses, however, if oil prices do not rebound significantly in a short time it is highly unlikely that we will resume drilling or drill at such a high pace. In the event that we begin new drilling operations we may require additional funding in 2016. There can be no assurance that financing will be available on acceptable terms if at all.

On September 2, 2014 we sold the first $16,000,000 of Notes under our $45,000,000 Senior Secured Note Facility, with further sales during the term of the facility to be based upon reserve based performance hurdles. The Notes became due on September 2, 2015; we were unable to repay them and are continuing to work with our Senior Lender to find the best alternative solution for the Notes.

Additionally, in the event we are able to redeem our offering warrants, they would likely be exercised resulting in the receipt of proceeds up to $20,532,500. There can be no assurance we will redeem the offering warrants.

Operating Activities

Net cash used in operating activities was $1,508,713 for the nine months ended September 30, 2015, as compared to net cash used in operating activities of $4,665,583 for the nine months ended September 30, 2014. The change in operating cash flows is largely a result of the impact of the operating losses during the 2015 period and operating losses, the reduction of joint interest billings payable and the sale of oil & gas properties in the 2014 period.

Investing Activities

The purchase and development of oil and natural gas properties generally accounts for the majority of our cash outlays for investing activities, however, we did not have any drilling activity in the first nine months of 2015. We used net cash for investing activities of $392,953 and $12,370,584 for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2014 we received proceeds of $5,665,121 from sales of oil and gas properties. We used cash for investing in oil and natural gas properties in the amounts of $392,954 and $17,538,736 for the nine months ended September 30, 2015 and 2014, respectively.  We used cash for investing in property and equipment in the amounts of $0 and $496,969 for the nine months ended September 30, 2015 and 2014, respectively.

Financing Activities

During the nine months ended September 30, 2015 we received an aggregate of $1,910,748 in advances from affiliates and shareholders, which are repayable on demand without interest. During the nine months ended September 30, 2014 we received a loan from Hauser Holdings, LLC an affiliate of Richard Hauser, one of our directors. The $800,000 loan was due August 31, 2014 and bore an interest rate of 10% per annum. We also received a loan from BBS Capital Fund, LP an affiliate of Berke Bakay, one of our directors. The $500,000 loan was due August 31, 2014 and bore an interest rate of 10% per annum. On September 4, 2014 we repaid the loans from BBS Capital Fund, LP and Hauser Holdings, LLC with accrued interest for total repayment of $512,500 and $828,222, respectively.

On June 26, 2014 our Chief Executive Officer Jason Hoisager purchased 190,477 of our ordinary shares for $10.50 a share in a private transaction from us.

Senior Secured Note Facility

On September 2, 2014 we entered into a $45,000,000 Senior Secured Note Facility (the “Notes”) with a New York based investor (the “Investor”). The initial sale of $16,000,000 in Notes occurred on September 2, 2014 with further sales during the term of the facility to be based upon reserve based performance hurdles. The Notes bear interest at an annual rate of 15%, of which six months was prepaid at close. We paid a 3% origination fee to the Investor and a 5% cash commission to our financial advisors on the transaction. In conjunction with the sale of the Notes, we issued warrants to purchase 1,300,000 of our ordinary shares at a price of $5.00 per share. The warrants expire on September 2, 2019. The Notes became due on September 2, 2015; we were unable to repay them and are continuing to work with our Senior Lender to find the best alternative solution for the Notes.

The Notes are the senior secured obligations of the Company and, with certain exceptions, are secured by first lien positions on all of the Company’s assets and property.

Capital Requirements, Sources of Liquidity and Ability to Continue as a Going Concern

Currently, we are not engaged in any drilling activity due to the reduced price of oil. A return to our drill schedule will be dependent on future oil prices and planning. Depending on the pace of drilling and the oil and gas pricing environment, we could need approximately $40 million to fund our operations during the first twelve months of drilling, which will include minimum annual property lease payments, well expenditures and operating costs and expenses. We do not have a specific acquisition budget since the timing and size of acquisitions cannot be accurately forecasted. We anticipate that while some of these expenditures will be funded by operations, the majority will come from outside funding sources.

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

The current oil pricing environment, the amounts due on the Senior Secured Note Facility and related conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet our obligations, as they become payable. We have plans to explore additional alternatives to our existing oil and gas activities to generate revenue in the current oil pricing environment. Although there are no assurances that our plans will be realized we believe that we will be able to continue operations in the future.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A.	RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	mine safety disclosures

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.1	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 23, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Jason Hoisager
Jason Hoisager
Chief Executive Officer (Principal Executive Officer)

Dated: November 23, 2015	ARABELLA EXPLORATION, INC.

	By:	/s/ Terry E. Sanford
Terry E. Sanford
Chief Financial Officer (Principal Financial and Accounting Officer)

