Form 10-K
period 2015-12-31
ARABELLA EXPLORATION, INC.
filed 2016-04-14
CIK 1506374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the precedent 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $3,884,426.

As of April 13, 2016, the registrant had 5,020,303 outstanding shares of common stock.

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

PUD. Proved undeveloped reserve.

PUD Reserves. Proved undeveloped reserves, proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

PART I

ITEM 1 - BUSINESS

Overview

We are an independent oil and natural gas company currently focused on the acquisition, development, exploration and exploitation of unconventional, onshore oil and natural gas reserves in the Delaware Basin portion of the Permian Basin in West Texas. The Delaware Basin, which is one of the major oil and gas producing basins in the United States, is characterized by an extensive production history, a favorable operating environment, mature infrastructure, long reserve life, multiple producing horizons, enhanced recovery potential and a relatively large number of operators.

Arabella Exploration, Inc., or Arabella, was organized on June 17, 2010 as an exempted company under the laws of the Cayman Islands. Arabella was a blank check company formed to acquire one or more operating businesses. On December 24, 2013, we consummated the acquisition of Arabella Exploration, LLC, or Arabella LLC, as more fully described below and, on February 4, 2013, we changed our name from Lone Oak Acquisition Corporation to Arabella Exploration, Inc. Our wholly-owned subsidiary, Arabella LLC, was established in the State of Texas on December 15, 2008 but did not conduct any material business operations until 2011 with the acquisition of properties in the Permian Basin.

In 2014 we formed Arabella Operating, LLC (“AOC”) to assume the role of operator of our wells from Arabella Petroleum Company, LLC (“APC”), the historic operator. On December 31, 2014 AOC was elected as the operator of record on our properties. Additionally in 2014 we formed Arabella Midstream, LLC which has not had any activity to date.

During 2015 the dramatic and continuing decline in oil and gas prices caused significant damage to our assets and business. Among other things, we were forced to write down the value of our oil and gas assets by $21,202,608 reflecting acreage and wells lost to lease expiration and the reduced production economics on our producing wells. Reduced oil pricing has also dramatically reduced our proven reserves through the reduction in the dollar value of our reserve barrels of oil and the number of barrels that we can produce economically over the expected life of ours wells. The adverse pricing conditions have lead to operating losses which were exacerbated by the non-cash earnings charge for the oil and gas asset impairment. Further, the reduced revenue resulting from the prices for oil and gas has left us unable to service and repay our Senior Secured Notes which came due on September 2, 2015.

Business of the Company

We began acquiring our core properties in the spring of 2011 with the acquisition of 1,600 gross acres in the Southern Delaware Basin. Between our initial purchase and December 31, 2014, we acquired approximately 9,282 additional gross acres, sold approximately 2,390 gross acres and backed into approximately 26,429 gross acres, which brought our total gross acreage position in the Delaware Basin to 34,921 gross acres, or 4,972 net acres, at December 31, 2014. At the time of these acquisitions, none of the acquired acreage had existing production. During 2015, we lost our SM Prewitt lease including the shut in SM Prewitt #1H well. We also lost portions of our Vastar State property as well as several undeveloped properties to lease expiration. Taking into account the foregoing, our net acreage position in the Delaware Basin was approximately 29,670 gross and 1,562 net acres as of December 31, 2015.

AEX Operating, LLC, a wholly owned subsidiary of Arabella, is the operator of record for our acreage. As of December 31, 2015, we had participated in eight gross, 2.96 net, wells, in the Delaware Basin. Of these eight gross wells, all were completed as producing wells.  The forgoing includes our Woods #2H well which is currently producing as the result of a data frac, but is awaiting full completion.

Our activities are primarily focused on the Wolfcamp and Bone Spring formations, which we refer to collectively as the Wolfbone play. The Wolfbone play is characterized by high oil content and liquids rich natural gas, multiple vertical and horizontal target horizons, extensive production history, long-lived reserves and high drilling success rates.

As of December 31, 2015, our estimated net proved oil reserves were 785,470 MBbls and natural gas reserves were 1,571,842 MMcf, based on a reserve report prepared by W.D. Von Gonten & Co., or WDVG, independent reserve engineers. Of the proved oil reserves, approximately 19.2% are classified as proved developed producing, or PDP, and proved developed non-producing, or PDNP, the remaining 80.8% are classified as proved undeveloped, or PUD. Of the proved gas reserves, approximately 19.0% are classified as PDP and PDNP and the remaining 81.0% are classified as PUD. PUD reserves included in this estimate are from three gross horizontal well locations. As of December 31, 2015, these proved reserves were approximately 75.0% oil and 25.0% natural gas.

Additionally, we had 0 MBbls of probable and 0 MBbls of possible oil reserves, as well as 0 MMcf of probable and 0 MMcf of possible gas reserves.

In 2012, we began testing the horizontal well potential of our Delaware Basin acreage. Our first horizontal well was the SM Prewitt #1H in Reeves County with an approximate 4,200 foot lateral in the Wolfcamp C interval. It was completed in December 2012 and had a 24-hour initial production rate of 283 BOE/d and a 30-day average initial production rate of 146 BOE/d, of which 89.0% was oil. Through the end of December 31, 2015, the SM Prewitt #1H had produced a total of 13.5 MBbls of oil and 15.7 MMcf of natural gas. We began a dual lateral completion in our SM Prewitt #1H well by drilling a second lateral stage off of the original vertical well bore in the Wolfcamp A interval but did not complete that lateral. The SM Prewitt #1H was lost to lease expiration in 2015.

Our second horizontal well was the Locker State #1H, which was completed in March of 2013. It was completed in the Wolfcamp D interval with an approximately 4,200 foot lateral. The production was a peak 24 hour rate of 350 BOE/d and peak 30 day rate of 109 BOE/d, of which 85.0% was oil. Through the end of December 31, 2015, the Locker State #1H had produced a total of 24.1 MBbls of oil and 65.3 MMcf of natural gas. We own an 18.6% working interest in this well.

Our third horizontal well was the Graham #1H, which was completed in May 2013. It was completed in the Wolfcamp D interval with an approximately 4,200 foot lateral. The production was a peak 24 hour rate of 634 BOE/d and a peak 30 day rate of 383 BOE/d, of which 83.0% was oil. Through December 31, 2015, the Graham #1H had produced a total of 53.7 MBbls of oil and 146.5 MMcf of natural gas. We own a 19.6% working interest in this well.

Our fourth horizontal well was the Woods #1H, which was completed in August 2013. It was completed in the Wolfcamp B interval with an approximately 4,200 foot lateral. The production was a peak 24 hour rate of 1,221 BOE/d and a peak 30 day rate of 634 BOE/d, of which 87.0% was oil. Through December 31, 2015, the Woods #1H had produced a total of 82.8 MBbls of oil and 98.5 MMcf of natural gas. We own a 23.2% working interest in this well.

We drilled one vertical well, the Vastar State #1V, which was completed in December 2013. Through December 31, 2015, the Vastar State #1V had produced a total of 5.6 MBbls of oil and 8.0 MMcf of natural gas. We own a 62.1% working interest in this well.

Our fifth horizontal well was the Jackson #1H, which was completed in January of 2014. It was completed in the Wolfcamp B interval with an approximately 4,200 foot lateral. The production was a peak 24 hour rate of 875 BOE/d and a peak 30 day rate of 402 BOE/d, of which 82.0% was oil. Through December 31, 2015, the Jackson #1H had produced a total of 35.8 MBbls of oil and 55.0 MMcf of natural gas. We own a 60.2% working interest in this well.

Our sixth horizontal well was the Emily Bell #1H, which was completed in June 2014. It was completed in the Wolfcamp A interval with an approximately 4,200 foot lateral. The production was a peak 24 hour rate of 1,125 BOE/d and a peak 30 day rate of 482 BOE/d, of which 85.0% was oil. Through December 31, 2015, the Emily Bell #1H had produced a total of 39.5 MBbls of oil and 75.3 MMcf of natural gas. We own a 55.9% working interest in this well.

Our seventh horizontal well was the Woods #2H, which has been drilled and is awaiting completion. We performed a data frac on this well and through December 31, 2015 it had produced oil and gas while awaiting final completion. We own a 33.1% working interest in this well.

Well	Working Interest	Lateral Length (ft)	Completed Formation	Peak Rate 24-hour (BOE/d)	Peak Rate 30-day (BOE/d)	Percent Oil (%)
Locker State #1H	18.5500	4,200	Wolfcamp D	350	109	85
Graham #1H	19.5500	4,200	Wolfcamp D	634	383	83
Woods #1H	23.1562	4,200	Wolfcamp B	1,221	634	82
Vastar State #1V	62.1375	Vertical	Wolfcamp A-D	TBD	TBD	87
Jackson #1H	60.1647	4,200	Wolfcamp B	875	402	82
Emily Bell #1H	55.8750	4,200	Wolfcamp A	1,125	482	85
Woods #2H	33.1438	4,200	Wolfcamp B	TBD	TBD	95

All of our wells are currently operated by Arabella Operating, LLC, a wholly owned subsidiary of Arabella.

Through our back-in after payout options in the properties of certain other operators we have backed into interests ranging from 0.1 – 1.6% in twelve wells in the Southern Delaware Basin.

The production results from the wells in Reeves and Ward Counties, along with the basin wide geoscience and engineering data that Arabella has gathered and analyzed, give us confidence that our acreage in Reeves and Ward is prospective in the Wolfcamp A, B, C and D intervals. The data and offset well performance also indicate that all of our other Delaware Basin acreage is highly prospective for horizontal drilling and in multiple formations. The formations include not only the Wolfcamp A, B, C and D intervals, but other intervals in the Avalon and Bone Spring formations. However, further testing of these areas and other intervals is necessary to determine their economic potential.

The rapid and substantial decline in oil prices in the later part of 2014 and in 2015 significantly reduced the amount of revenue we receive per barrel of oil. Approximately 95% of our oil and gas revenue comes from oil sales. This decline has reduced our revenue and, as a result, our cash flow, which limits our operations and could limit our future growth. In addition, the decline in oil prices has made the drilling of certain wells uneconomic, and, until prices rebound significantly, we have been forced to curtail our drilling activities. We are currently not engaged in any drilling activity due to the reduced price of oil. Our current cash position is not adequate to support our current working capital requirements, interest costs and, at the same time, support additional drilling activity. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is exploring various opportunities to remedy the Company’s liquidity concerns.

Strategy

Our business strategy is to increase stockholder value through the following:

●	Maximize the value of our properties and others that we may acquire. We intend to actively pursue and identify the maximum value obtainable from both our acreage and other acreage that we may acquire.

●	Grow production and reserves by developing our properties. Once oil prices improve, we will examine ways to develop our acreage base in an effort to maximize its value and resource potential in a manner that is consistent with the existing oil and gas pricing environment throughout the year. Through the conversion of its undeveloped reserves to developed reserves, we will seek to increase our production, reserves and cash flow while generating favorable returns on invested capital.

●	Pursue strategic acquisitions with exceptional resource potential. We have a history of acquiring leasehold positions in the Southern Delaware Basin that have substantial oil-weighted resource potential and can achieve attractive returns on invested capital. Our executive team, with its extensive experience in the Southern Delaware Basin, which includes at one time having leased over 125,000 acres in the Southern Delaware Basin, has what we believes is a competitive advantage in identifying acquisition targets and an ability to evaluate resource potential. In the current oil and gas environment opportunities may exist to obtain assets at favorable values. We intend to examine acquisitions that may meet our strategic and financial targets.

●	Acquire additional development acreage through “farm in” opportunities. Because of our management team’s strong drilling and development track record and its deep knowledge of the Delaware Basin, we believe that we will be able to increase our acreage position at a better than market cost through “farm in” arrangement with other leaseholders in the Delaware Basin. There are a number of individuals and entities that have leased acreage in the Delaware Basin that do not have the technical or capital capacity to drill and develop their acreage. Our ability to drill complicated horizontal wells, manage multi-rig drilling programs, design and execute hydraulic fracture stimulation, and optimize production and capital efficiency enhances our position amongst our peers in the Delaware Basin. In many leasehold positions, if the current leaseholder does not drill a well on the acreage within the term of the lease (typically within the next two and one half years), the current leaseholder will be contractually compelled to surrender the lease. It is more advantageous to the current holder of the lease, assuming they do not have the ability for whatever reason to drill or develop the lease, to allow us to drill and develop a portion of their lease as the operator through a structured transaction wherein the current holder receives a carried interest in the lease instead of paying a large cash sum to renew the lease. Our research indicates in excess of 100,000 acres of potential “farm in” opportunities in our target area. In the current oil and gas environment opportunities may exist to obtain farm in opportunities on favorable terms. We intend to examine these opportunities that may meet our strategic and financial targets.

Our Strengths

We believe that the following competitive strengths will help us successfully execute our business goals:

●	Experienced management team. Our executive team has significant experience, acquiring, valuing and exploiting oil-producing land. Our executive team, with its extensive experience in the Southern Delaware Basin, which includes at one time having leased over 125,000 acres in the Southern Delaware Basin, has what we believes is a competitive advantage in identifying acquisition targets and an ability to evaluate resource potential.

●	High quality acreage in oil rich, leading resource play. All of our leasehold acreage is located in one of the most prolific oil plays in North America, the Southern Delaware Basin portion of the Permian Basin in West Texas. During the current downturn in oil and gas prices the Permian has shown the greatest resilience of the major Basins in the U.S. The majority of our current properties are located in some of the best portions in the core of the Wolfbone play, with no fringe acreage, and a focus on the oilier, overpressured portions of the Basin. Our production was approximately 83% oil and 17% natural gas for 2015.

●	Comparatively favorable and stable operating environment. We have focused our drilling and development operations in the Permian Basin, one of the oldest hydrocarbon basins in the United States, with a long and well-established production history and developed infrastructure. With approximately 380,000 wells drilled in the Permian Basin since the 1940s, we believe that the geological and regulatory environment is more stable and predictable, and that we are faced with fewer operational risks in the Permian Basin as compared to emerging hydrocarbon basins. The Permian has weathered the current oil and gas pricing environment far better than most major basins in the U.S. as we feel our experience and presence in this basin will provide us opportunity when oil prices recover.

Review of Exploration, Exploitation and Development Activities

Area History

Location and Land – Delaware Basin Located in the Western half of the Permian Basin

The Permian Basin area covers a significant portion of western Texas and eastern New Mexico and is considered one of the major producing basins in the United States. We acquired approximately 1,600 gross acres directly from mineral owners in West Texas (near Pecos, Texas) in the Delaware Basin portion of the Permian Basin in 2011 and subsequently acquired approximately 9,282 additional gross acres. Between our initial purchase and December 31, 2014, we acquired approximately 9,282 additional gross acres, sold approximately 2,390 gross acres and backed into approximately 26,429 gross acres, which brought our total gross acreage position in the Delaware Basin to 34,921 gross acres, or 4,972 net acres, at December 31, 2014. During 2015, we lost several properties to lease expiration. Our net acreage position in the Delaware Basin was approximately 29,670 gross and 1,562 net acres as of December 31, 2015. Since our initial acquisition, and through December 31, 2015, we have drilled eight gross horizontal wells (with one of these wells being a dual lateral horizontal well) on our leaseholds in this area, exclusively targeting the Wolfbone play of the Delaware Basin. We are the operator of the majority of our acreage.

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

Production Status

As of December 31, 2015, there was production from the Locker State #1H, Graham #1H, Woods #1H, Vastar State #1V, Jackson #1H, Emily Bell #1H and Woods #2H wells.  We currently have six producing wells; the sixth of which is waiting on final completion. The SM Prewitt #1H was lost during 2015 and the Vastar State #1V is currently shut in.

Facilities

Our land oil and gas processing facilities are typical of those found in the Permian Basin. Our facilities located at well locations include storage tank batteries, oil/gas/water separation equipment and pumping units.

Future Activity

Any future drilling and completion activity will be highly dependent on the recovery of prices for crude oil. If oil prices do not rebound significantly in a short time, it is highly unlikely that we will drill wells during 2016. We are not currently engaged in any drilling activity due to the reduced price of oil.

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

Evaluation and Review of Reserves

Our historical reserve estimates were prepared by Williamson Petroleum Consultants, Inc. (“WPC”) as of December 31, 2014 and W.D. Von Gonten & Co. (“WDVG”) as of December 31, 2015, in each case with respect to our assets in the Permian Basin. These reports cover 100% of our total reserves. The assumptions, data, methods and procedures employed by WDVG and WPC are appropriate for the purpose served by the reports and WDVG and WPC have used all methods and procedures as they considered necessary under the circumstances to prepare the reports.

WDVG is an independent petroleum engineering firm registered in the state of Texas. The technical persons responsible for preparing our proved reserve estimates meet the requirements with regards to qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. WDVG is an independent third-party engineering firm and owns no interest in any of our properties or is employed by us on a contingent basis.

William D. Von Gonten, Jr. is the President of WDVG and is the technical person primarily responsible for evaluating the proved reserves covered by this report. Mr. Von Gonten has almost 30 years’ experience in evaluating oil and gas reserves. Mr. Von Gonten holds a Bachelor of Science Degree from Texas A&M University. He is a Registered Professional Engineer in the States of Texas. He is a member of the Society of Petroleum Engineers, the Society of Petrophysicists and Well Log Analysts and the Houston Producers’ Forum.

Under SEC rules, proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible—from a given date forward, from known reservoirs and under existing economic conditions, operating methods and government regulations—prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. If deterministic methods are used, the SEC has defined reasonable certainty for proved reserves as a “high degree of confidence that the quantities will be recovered.” All of our 2014 and 2015 proved reserves were estimated using a deterministic method. The estimation of reserves involves two distinct determinations. The first determination results in the estimation of the quantities of recoverable oil and gas and the second determination results in the estimation of the uncertainty associated with those estimated quantities in accordance with the definitions established under SEC rules. The process of estimating the quantities of recoverable oil and gas reserves relies on the use of certain generally accepted analytical procedures. These analytical procedures fall into three broad categories or methods: (1) performance-based methods, (2) volumetric-based methods and (3) analogy. These methods may be used singularly or in combination by the reserve evaluator in the process of estimating the quantities of reserves. The proved reserves for our properties were estimated by performance methods, analogy or a combination of both methods. Approximately 85% of the proved producing reserves attributable to producing wells were estimated by performance methods. These performance methods include, but may not be limited to, decline curve analysis, which utilized extrapolations of available historical production and pressure data. The remaining 15% of the proved producing reserves were estimated by analogy, or a combination of performance and analogy methods. The analogy method was used where there were inadequate historical performance data to establish a definitive trend and where the use of production performance data as a basis for the reserve estimates was considered to be inappropriate. All proved developed non-producing and undeveloped reserves were estimated by the analogy method.

To estimate economically recoverable proved reserves and related future net cash flows, WDVG considered many factors and assumptions, including the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and the SEC pricing requirements and forecasts of future production rates. To establish reasonable certainty with respect to our estimated proved reserves, the technologies and economic data used in the estimation of our proved reserves included production and well test data, downhole completion information, geologic data, electrical logs, radioactivity logs, core analyses, available seismic data and historical well cost and operating expense data.

We maintain a staff of geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves relating to our assets in the Permian Basin. Our internal technical team members met with our independent reserve engineers periodically during the period covered by the reserve report to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs. Our technical staff uses historical information for our properties such as ownership interest, oil and gas production, well test data, commodity prices and operating and development costs.

The preparation of our proved reserve estimates are completed in accordance with our internal control procedures. These procedures, which are intended to ensure reliability of reserve estimations, include the following:

●	review and verification of historical production data, which data is based on actual production as reported by us;

●	preparation of reserve estimates by our management team or under their direct supervision;

●	direct reporting responsibilities by our management team to our Chief Executive Officer;

●	verification of property ownership by our land department; and

●	no employee’s compensation being tied to the amount of reserves booked.

The following table presents our estimated net proved oil and natural gas reserves and the present value of our reserves as of December 31, 2015 and 2014, based on the reserve reports prepared by WDVG and WPC. Such reserve reports have been prepared in accordance with the rules and regulations of the SEC. Although a specific lease may not have proved reserves, probable and possible reserves were assigned on the leases based on the interpretation of geologic and engineering data of the widespread productive area of the formations. Reserves assigned as probable or possible reflect the reduced certainty of the wells to be drilled. Probable and possible reserves assigned were estimated using SEC rules 4-10(a)(17) and (18) of Regulation S-X. All our proved reserves included in the reserve reports are located in North America.

	December 31 (1)
	2015	2014

Estimated proved developed reserves:
Oil (MBbls)	150.9	460.8
Natural gas (MMcf)	298.6	1,656.2
Natural gas liquids (MBbls)	-	-
Total (MBOE)	200.7	736.8
Estimated proved undeveloped reserves:
Oil (MBbls)	634.6	2,049.2
Natural gas (MMcf)	1,273.2	6,148.7
Natural gas liquids (MBbls)	-	-
Total (MBOE)	846.8	3,073.9
Estimated net proved reserves:
Oil (MBbls)	785.5	2,509.9
Natural gas (MMcf)	1,571.8	7,804.8
Natural gas liquids (MBbls)	-	-
Total (MBOE)	1,047.4	3,810.7
Percent proved developed	19.2%	19.3%
Probable developed reserves
Oil (MBbls)	-	-
Natural gas (MMcf)	-	-
Natural gas liquids (MBbls)	-	-
Total (MBOE)	-	-
Probable undeveloped reserves
Oil (MBbls)	-	-
Natural gas (MMcf)	-	-
Natural gas liquids (MBbls)	-	-
Total (MBOE)	-	-
Possible developed reserves
Oil (MBbls)	-	-
Natural gas (MMcf)	-	-
Natural gas liquids (MBbls)	-	-
Total (MBOE)	-	-
Possible undeveloped reserves
Oil (MBbls)	-	1,194.6
Natural gas (MMcf)	-	2,448.9
Natural gas liquids (MBbls)	-	-
Total (MBOE)	-	1,602.7

(1)	Estimates of reserves as of December 31, 2015 and December 31, 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2015 and December 31, 2014, respectively, in accordance with revised SEC guidelines applicable to reserves estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent our net revenue interest in our properties. Although we believe these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The foregoing reserves are all located within the continental United States. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers of production rates, recovery economics and PUD locations often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. We has not filed any estimates of total, proved net oil or natural gas reserves with any federal authority or agency other than the SEC.

Proved Undeveloped Reserves (PUDs)

As of December 31, 2015, our proved undeveloped reserves totaled 634,586 MBbls of oil and 1,273,248 MMcf of natural gas for a total of 846,794 MBOE. As of December 31, 2014, our proved undeveloped reserves totaled 2,049,148 MBbls of oil and 6,148,660 MMcf of natural gas for a total of 3,073,925 MBOE. PUDs will be converted from undeveloped to developed as the applicable wells begin production.

Changes in PUDs that occurred during 2015 were primarily due to:

●	additions of 0 MBOE attributable to extensions resulting from strategic drilling of wells to delineate our acreage position;

●	the conversion of approximately 0 MBOE from PUDs into proved developed reserves from drilling of wells;

●	the addition of approximately 0 MBOE from other changes including acquisition of working interests in our existing wells; and

●	the removal of 2,790,444 MBOE in PUDs through the changes in oil well drilling economics based on current oil prices as compared to the previous year.

No costs were incurred relating to the development of PUDs during 2015. Estimated future development costs relating to the development of PUDs, including existing PUDs and future PUDs developed from drilling or acquired, depending on the pace of drilling and the oil and gas pricing environment, are projected to be approximately $4.3 million in 2019 and $7.5 million in 2020. However, the forgoing is highly dependent on the price of oil and may be adjusted if prices remain depressed. When we continue to develop our properties and have more well production and completion data, we believe we will realize cost savings and experience lower relative drilling and completion costs as we convert PUDs into proved developed reserves. These anticipated lower drilling and completion costs are not incorporated into our proved reserve estimates as of December 31, 2015.

The following table shows how our total net proved reserves decreased from December 31, 2014 to December 31, 2015.

	Amount of increase (decrease)
Method of Increase (Decrease)	Oil (Bbls)	Natural Gas (Mcf)
Production	(25,408)	(31,746)
Purchase and discoveries of minerals in place	20,169	41,819
Impairment of oil and gas properties	(1,744,642)	(6,274,812)

All of our PUD drilling locations are scheduled to be drilled prior to the end of 2020. As of December 31, 2015, our Woods #2H well included in total proved reserves was classified as proved developed non-producing.

Oil and Gas Production Prices and Production Costs

Production and Price History

The following table sets forth information regarding our net production of oil, natural gas and natural gas liquids, all of which is from the Permian Basin in West Texas, and certain price and cost information for each of the periods indicated.

	December 31,
	2015	2014
Production Data:
Oil (Bbls)	25,408	37,191
Natural gas (Mcf)	31,746	36,258
Combined volumes (BOE)	30,699	43,234
Daily combined volumes (BOE/d)	84.1	118.5
Average Prices(1):
Oil (per Bbl)	$39.03	$85.97
Natural gas (per Mcf)	3.07	4.23
Combined (per BOE)	35.47	77.50
Average Costs (per BOE):
Lease operating expense	$35.84	$37.78
Production Taxes	2.38	3.54
Production Taxes as a % of sales	5.0%	4.5%
Depreciation, depletion and amortization	24,99	33.41
General and Administrative	93.70	116.32

Productive Wells

As of December 31, 2015, we owned an average 39% working interest in seven gross (2.72 net) productive wells. Productive wells consist of producing wells and wells capable of production, including oil wells awaiting connection to production facilities. Gross wells are the total number of producing wells in which we have an interest, and net wells are the sum of our fractional working interests owned in gross wells.

Acreage

The following table sets forth information as of December 31, 2015 relating to our leasehold acreage:

	Developed Acreage(1)		Undeveloped Acreage(2)		Total Acreage
Basin	Gross(3)	Net(4)	Gross(3)	Net(4)	Gross(3)	Net(4)
Permian	9,854	1,091	19,816	471	29,670	1,562

(1)	Developed acres are acres spaced or assigned to productive wells and do not include undrilled acreage held by production under the terms of the lease.
(2)	Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil or natural gas, regardless of whether such acreage contains proved reserves.
(3)	A gross acre is an acre in which a working interest is owned. The number of gross acres is the total number of acres in which a working interest is owned.
(4)	A net acre is deemed to exist when the sum of the fractional ownership working interests in gross acres equals one. The number of net acres is the sum of the fractional working interests owned in gross acres expressed as whole numbers and fractions thereof.

Our current gross and net acreage figures are as follows for each of the following counties:

County	Gross Acreage	Net Acreage
Reeves County	14,660	1,080
Ward County	640	359
Pecos County	14,370	124

Undeveloped acreage expirations

Leases comprising the undeveloped acreage set forth in the table above will expire at the end of their respective primary terms unless production from the leasehold acreage has been established prior to such date, in which event the lease will remain in effect until the cessation of production. The following table sets forth the gross and net undeveloped acreage, as of December 31, 2015, that will expire over the next five years unless production is established within the spacing units covering the acreage or the lease is renewed or extended under continuous drilling provisions prior to the primary term expiration dates. No PUD reserves were scheduled in our December 31, 2015 reserve report to be drilled after the lease expiration.

	2016		2017		2018		2019		2020
Permian Basin	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
December 31, 2015	10,096	136	4,961	262	1,844	114	-	-	-	-

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

	December 31, 2015		December 31, 2014
	Gross	Net	Gross	Net

Development:
Productive	-	-	-	-
Dry	-	-	-	-
Exploratory:
Productive	8.0	3.0	8.0	3.0
Dry	-	-	-	-
Total:
Productive	8.0	3.0	8.0	3.0
Dry	-	-	-	-

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

We normally sell production to a relatively small number of customers, as is customary in the exploration, development and production business. For 2015, two purchasers accounted for the majority of our revenue: Occidental Energy Marketing Inc. (33%), and Sunoco Partners (57%). In 2014, the same purchasers accounted for the majority of our revenue at 31% and 58%, respectively. If a major customer decided to stop purchasing oil and natural gas from us, revenue could decline and our operating results and financial condition could be harmed in the applicable period. However, based on the current demand for oil and natural gas, and the availability of other purchasers, we believe that the loss of any one or all of our major purchasers would not have a material adverse effect on our financial condition and results of operations, as crude oil and natural gas are fungible products with well-established markets and numerous purchasers.

Competition

The oil and natural gas industry is intensely competitive, and we compete with other companies that have greater resources than we do. Many of these companies not only explore for and produce oil and natural gas, but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. These companies may be able to pay more for productive oil and natural gas properties and exploratory prospects or to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may have a greater ability to continue exploration activities during periods of low oil and natural gas market prices. Our larger or more integrated competitors may be able to absorb the burden of existing, and any changes to, federal, state and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, because we have fewer financial and human resources than many companies in our industry, we may be at a disadvantage in bidding for exploratory prospects and producing oil and natural gas properties. Further, oil and natural gas compete with other forms of energy available to customers, primarily based on price. These alternate forms of energy include electricity, coal and fuel oils. Changes in the availability or price of oil and natural gas or other forms of energy, as well as business conditions, conservation, legislation, regulations and the ability to convert to alternate fuels and other forms of energy may affect the demand for oil and natural gas.

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

Water Discharges

The Federal Water Pollution Control Act of 1972, as amended, also known as the “Clean Water Act,” the Safe Drinking Water Act, the Oil Pollution Act, or OPA, and analogous state laws and regulations promulgated thereunder impose restrictions and strict controls regarding the unauthorized discharge of pollutants, including produced waters and other gas and oil wastes, into navigable waters of the United States, as well as state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The Clean Water Act and regulations implemented thereunder also prohibit the discharge of dredge and fill material into regulated waters, including jurisdictional wetlands, unless authorized by an appropriately issued permit. Spill prevention, control and countermeasure plan requirements under federal law require appropriate containment berms and similar structures to help prevent the contamination of navigable waters in the event of a petroleum hydrocarbon tank spill, rupture or leak. These laws and regulations also prohibit certain activity in wetlands unless authorized by a permit issued by the U.S. Army Corps of Engineers. The EPA has also adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain individual permits or coverage under general permits for storm water discharges. In addition, on October 20, 2011, the EPA announced a schedule to develop pre-treatment standards for wastewater discharges produced by natural gas extraction from underground coalbed and shale formations. The EPA stated that it will gather data, consult with stakeholders, including ongoing consultation with industry, and solicit public comment on a proposed rule for shale gas in 2016. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans, as well as for monitoring and sampling the storm water runoff from certain of our facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions.

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

Noncompliance with the Clean Water Act or OPA may result in substantial administrative, civil and criminal penalties, as well as injunctive obligations. We believe we are in material compliance with the requirements of each of these laws.

Air Emissions

The Federal Clean Air Act, as amended, and comparable state laws and regulations, regulate emissions of various air pollutants through the issuance of permits and the imposition of other requirements. The EPA has developed, and continues to develop, stringent regulations governing emissions of air pollutants at specified sources. New facilities may be required to obtain permits before work can begin, and existing facilities may be required to obtain additional permits and incur capital costs in order to remain in compliance. For example, on April 17, 2012, the EPA approved final regulations under the federal Clean Air Act that establish new emission controls for oil and natural gas production and processing operations, which regulations are discussed in more detail below in “ Regulation of Hydraulic Fracturing .” These laws and regulations may increase the costs of compliance for some facilities we own or operate, and federal and state regulatory agencies can impose administrative, civil and criminal penalties for noncompliance with air permits or other requirements of the federal Clean Air Act and associated state laws and regulations. We believe that we are in substantial compliance with all applicable air emissions regulations and that we hold all necessary and valid construction and operating permits for our operations. Obtaining or renewing permits has the potential to delay the development of oil and natural gas projects.

Climate Change

Many nations have agreed to limit emissions of “greenhouse gases” pursuant to the United Nations Framework Convention on Climate Change, also known as the “Kyoto Protocol.” Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of oil, natural gas and refined petroleum products, are “greenhouse gases,” or GHGs, regulated by the Kyoto Protocol. Although the United States is not participating in the Kyoto Protocol at this time, several states or geographic regions have adopted legislation and regulations to reduce emissions of GHGs. Additionally, on April 2, 2007, the U.S. Supreme Court ruled, in Massachusetts, et al. v. EPA, that the EPA has the authority to regulate the emission of carbon dioxide from automobiles as an “air pollutant” under the federal Clean Air Act. Thereafter, in December 2009, the EPA issued an Endangerment Finding that determined that emissions of carbon dioxide, methane and other GHGs present an endangerment to public health and the environment because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. These findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. Subsequently, the EPA adopted two sets of related rules, one of which purports to regulate emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources of emissions such as power plants or industrial facilities. The EPA finalized the motor vehicle rule, which purports to limit emissions of GHGs from motor vehicles manufactured in model years 2012-2016, in April 2010 and it became effective in January 2011, although it does not require immediate reductions in GHG emissions. A recent rulemaking proposal by the EPA and the Department of Transportation’s National Highway Traffic Safety Administration seeks to expand the motor vehicle rule to include 16 vehicles manufactured in model years 2017-2025. The EPA adopted the stationary source rule, also known as the “Tailoring Rule,” in May 2010, and it also became effective in January 2011, although it remains subject of several pending lawsuits filed by industry groups. The Tailoring Rule establishes new GHG emissions thresholds that determine when stationary sources must obtain permits under the Prevention of Significant Deterioration, or PSD, and Title V programs of the Clean Air Act. The permitting requirements of the PSD program apply only to newly constructed or modified major sources. Obtaining a PSD permit requires a source to install best available control technology, or BACT, for those regulated pollutants that are emitted in certain quantities. Phase I of the Tailoring Rule, which became effective on January 2, 2011, requires projects already triggering PSD permitting that are also increasing GHG emissions by more than 75,000 tons per year to comply with BACT rules for their GHG emissions. Phase II of the Tailoring Rule, which became effective on July 1, 2011, requires preconstruction permits using BACT for new projects that emit 100,000 tons of GHG emissions per year or existing facilities that make major modifications increasing GHG emissions by more than 75,000 tons per year. Phase III of the Tailoring Rule, which went into effect in 2013, streamlines the permitting process and permanently exclude smaller sources from the permitting process. Additionally, in September 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the U.S., including natural gas liquids fractionators and local natural gas/distribution companies, beginning in 2011 for emissions occurring in 2010. In November 2010, the EPA expanded its existing GHG reporting rule to include onshore and offshore oil and natural gas production and onshore processing, transmission, storage and distribution facilities, which may include certain of our facilities. The EPA is also under a legal obligation pursuant to a consent decree with certain environmental groups to issue new source performance standards for refineries. The EPA has also adopted regulations imposing best available control technology requirements on the largest greenhouse gas stationary sources, regulations requiring reporting of greenhouse gas emissions from certain facilities, and it is considering additional regulation of greenhouse gases as “air pollutants.” As a result of this continued regulatory focus, future GHG regulations of the oil and gas industry remain a possibility.

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

Regulation of Hydraulic Fracturing

Hydraulic fracturing is an important common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production. The federal Safe Drinking Water Act, or SDWA, regulates the underground injection of substances through the Underground Injection Control, or UIC, program. Hydraulic fracturing generally is exempt from regulation under the UIC program, and the hydraulic fracturing process is typically regulated by state oil and gas commissions. The EPA, however, has recently taken the position that hydraulic fracturing with fluids containing diesel fuel is subject to regulation under the UIC program, specifically as “Class II” UIC wells. At the same time, the White House Council on Environmental Quality is coordinating an administration–wide review of hydraulic fracturing practices and the EPA has commenced a study of the potential environmental impacts of hydraulic fracturing activities. Moreover, the EPA announced on October 20, 2011 that it is also launching a study regarding wastewater resulting from hydraulic fracturing activities and currently plans to propose standards by 2016 that such wastewater must meet before being transported to a treatment plant. As part of these studies, the EPA has requested that certain companies provide them with information concerning the chemicals used in the hydraulic fracturing process. These studies, depending on their results, could spur initiatives to regulate hydraulic fracturing under the SDWA or otherwise.

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

In addition, there are certain governmental reviews either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The federal government is currently undertaking several studies of hydraulic fracturing’s potential impacts, the results of which are expected in 2016. These ongoing or proposed studies, depending on their degree of pursuit and whether any meaningful results are obtained, could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory authorities. The U.S. Department of Energy is conducting an investigation into practices the agency could recommend to better protect the environment from drilling using hydraulic-fracturing completion methods. Additionally, certain members of Congress have called upon the U.S. Government Accountability Office to investigate how hydraulic fracturing might adversely affect water resources, the SEC to investigate the natural-gas industry and any possible misleading of investors or the public regarding the economic feasibility of pursuing natural gas deposits in shale formations by means of hydraulic fracturing, and the U.S. Energy Information Administration to provide a better understanding of that agency’s estimates regarding natural gas reserves, including reserves from shale formations, as well as uncertainties associated with those estimates.

Several states, including Texas, and the Department of the Interior, in a May 4, 2012 proposed rule covering federal lands, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances and/or require the disclosure of the composition of hydraulic fracturing fluids. On May 31, 2011, the Texas Legislature adopted new legislation requiring oil and gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. It was signed into law on June 17, 2011, effective as of September 1, 2011. The Texas Railroad Commission has adopted rules and regulations implementing this legislation that will apply to all wells for which the Railroad Commission issues an initial drilling permit on or after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of the federal Occupational Safety and Health Act (OSHA) for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission.

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

Drilling and Production

Our operations are subject to various types of regulation at the federal, state and local level. These types of regulation include requiring permits for the drilling of wells, drilling bonds and reports concerning operations. The state, and some counties and municipalities, in which we operate, also regulate one or more of the following:

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

Under FERC’s current regulatory regime, transmission services must be provided on an open-access, nondiscriminatory basis at cost-based rates or at market-based rates if the transportation market at issue is sufficiently competitive. Gathering service, which occurs upstream of jurisdictional transmission services, is regulated by the states onshore and in state waters. Although its policy is still in flux, FERC has in the past reclassified certain jurisdictional transmission facilities as non-jurisdictional gathering facilities, which has the tendency to increase our costs of transporting gas to point-of-sale locations

Oil Sales and Transportation

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

Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by portioning provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

Employees

As of December 31, 2015, we had five full time employees. None of our employees are represented by labor unions or covered by any collective bargaining agreements. We also hire independent contractors and consultants involved in land, technical, regulatory and other disciplines to assist our full time employees.

Facilities

Our corporate headquarters is located at 509 Pecan Street, Suite 200, Fort Worth, Texas, 76102. This facility is leased at $12,500 per month on a yearly basis. Our main telephone number is (432) 897-4755. We also may lease new office space in Midland, Texas but have not yet done so. We believe that our facilities are adequate for our current operations.

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

The rapid and substantial decline in oil prices in the later part of 2014 and 2015 significantly reduced the amount of revenue we receive per barrel of oil. Approximately 95% of our oil and gas revenue comes from oil sales. This decline has reduced our revenue and, as a result, our cash flow, which limits our operations and could limit our future growth. In addition, the decline in oil prices may make the drilling of certain wells uneconomic, and, unless prices rebound significantly, we may be forced to limit our drilling activities.

As a result of lower prices for oil and gas we wrote down the value of our wells; a number of our leases expired

The rapid and substantial decline in oil prices in the later part of 2014 and 2015 significantly reduced the economic viability of our wells and the projected future cash flows therefrom. In addition, a number of our leases expired in 2015 and were not re-leased due to depressed oil prices. As a result, we incurred a $21,202,608 impairment charge against our earnings for the year ended December 31, 2015.

We have been unable to repay the our Senior Note facility which matured on September 2, 2015

Our Senior Note facility came due on September 2, 2015. We have been unable to repay the principal amount or interest on the notes.

Our Senior Lender Notified us that they were declaring our Senior Note facility in default.

On January 21, 2016 our Senior Lender notified us that they were declaring our Senior Note facility in default. The Senior Note Agreement provides the Senior Lender a number of possible remedies including, but not limited to, a default interest rate of 20%, the seizure of our revenues by the Senior Lender and the foreclosure on the collateral of the Senior Notes. Should our Senior Lender attempt to take any of these steps it would have a negative impact on our business.

We may not be able to continue as a going concern in the current oil pricing environment. If managements’ plans to re-orient the business fail we may be forced to cease operations.

The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. The report of our independent registered public accounting firm relating to our financial statements for the year ended December 31, 2015 includes an explanatory paragraph stating that these factors, among others, raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and/or to generate sufficient cash flow from debt or equity financing and operations to meet its obligations, as they become payable.

We have been named as a defendant in an action brought by the Trustee for the Arabella Petroleum bankruptcy that seeks to, among other things, to possibly have some of our properties returned to Arabella Petroleum.

We have been named as a defendant in an action brought by Morris Weiss, Chapter 11 Trustee for Arabella Petroleum, LLC (“APC”), a predecessor in interest to much of the acreage that AEX’s wholly owned subsidiary, Arabella, LLC, owns and which another wholly owned subsidiary, Arabella Operating, LLC, operates. The action alleges, among other things that the transfer of the majority of acreage owned by Arabella, LLC was constructively or actually fraudulent on the creditors of APC, are preferential transfers and that APC has, and should be allowed to foreclose on, a lien against those property interests. The APC Trustee seeks return of the properties to APC or the payment of the fair market value of those assets at the time of the transfer. The Trustee has not stated an amount of damages dollars.

A substantial or extended decline in oil and natural gas prices has adversely affected our business, financial condition and results of operations and our ability to meet our capital expenditure obligations and financial commitments.

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

Because a substantial percentage of our proven properties are proved undeveloped (approximately 80.8%) we will require significant additional capital to develop such properties before they may become productive. Please see the section entitled “Oil and Gas Production Prices and Production Costs” below. Further, because of the inherent uncertainties associated with drilling for oil and gas, some of these properties may never be developed to the extent that they result in positive cash flow. Even if we are successful in our development efforts, it could take several years for a significant portion of our undeveloped properties to be developed and to create positive cash flow.

In order to fund our development costs, we may be forced to seek alternative sources for cash, through the issuance of additional equity or debt securities, increased borrowings or other means.

The development of our proved undeveloped reserves may take longer and may require higher levels of capital expenditures than we currently anticipate.

Approximately 80.8% of our total estimated proved reserves are proved undeveloped reserves and may not be ultimately developed or produced. Recovery of proved undeveloped reserves requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. We cannot be certain that the estimated costs of the development of these reserves are accurate, that development will occur as scheduled or that the results of such development will be as estimated. Delays in the development of our reserves, increases in costs to drill and develop such reserves or decreases in commodity prices will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. In addition, delays in the development of reserves could force us to reclassify certain of our proved reserves as unproved reserves.

Our exploration and development operations require substantial capital and we may be unable to obtain needed capital or financing on satisfactory terms or at all.

The oil and natural gas industry is capital intensive. In the event that we resume drilling or acquisition activities, we would need to make substantial capital expenditures in our business and operations for the exploration for and development, production and acquisition of oil and natural gas reserves. We cannot assure you that our operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures. Further, our actual capital expenditures in 2016 could exceed our capital expenditure budget. In the event our capital expenditure requirements at any time are greater than the amount of capital we have available, we could be required to seek additional sources of capital, which may include traditional reserve base borrowings, debt financing, joint venture partnerships, production payment financings, sales of assets, offerings of debt or equity securities or other means. We cannot assure you that we will be able to obtain debt or equity financing on terms favorable to us, or at all. If we are unable to fund our capital requirements, we may be required to curtail our operations relating to the exploration and development of our prospects.

Our acreage must be drilled before lease expiration in order to hold the acreage by production. Failure to drill sufficient wells to hold acreage has and may continue to result in substantial lease renewal costs or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, production is established within the spacing units covering the undeveloped acres. We lost a number of our leases during 2015. For the remainder of our leases, the cost to renew such leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. Any reduction in our current drilling program, either through a reduction in capital expenditures or the unavailability of drilling rigs, has and could further result in the loss of acreage through lease expirations. Any such losses of leases has and could further materially and adversely affect the growth of our asset basis, cash flows and results of operations.

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

We have aggressively expanded our base of producing properties and, when conditions improve, could potentially continue to do so through development and acquisition. The successful acquisition or development of properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

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

Our identified potential drilling locations are susceptible to uncertainties that could materially alter the occurrence or timing of their drilling.

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

The production of oil and gas requires substantial upfront investment as well as ongoing costs. As such lower oil and natural gas prices reduce the amount of oil and natural gas that we can develop and produce economically. A determination that we were no longer able to economically explore for and develop new production has had a detrimental effect on our future growth. A determination that we were no longer able to economically produce oil and gas as a result of price declines would have significant impact on our financial results, ability to service our indebtedness and meet our other financial obligations.

Decreases in oil and natural gas prices required us to take write-downs of the carrying values of our oil and natural gas properties, potentially requiring earlier than anticipated debt repayment and negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we were required to write down the carrying value of our oil and natural gas properties. The write-down also constituted a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

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

Part of our strategy when we are developing our properties involves drilling in existing or emerging shale plays using the latest available horizontal drilling and completion techniques; therefore, we are subject to risks associated with drilling and completion techniques and drilling results may not meet our expectations for reserves or production.

In the event that we were to resume drilling, our operations involve utilizing the latest drilling and completion techniques as developed by us and our service providers. Risks that we face while drilling include, but are not limited to, landing our well bore in the desired drilling zone, staying in the desired drilling zone while drilling horizontally through the formation, running our casing the entire length of the well bore and being able to run tools and other equipment consistently through the horizontal well bore. Risks that we face while completing our wells include, but are not limited to, being able to fracture stimulate the planned number of stages, being able to run tools the entire length of the well bore during completion operations and successfully cleaning out the well bore after completion of the final fracture stimulation stage. The results of our drilling in new or emerging formations are more uncertain initially than drilling results in areas that are more developed and have a longer history of established production. Newer or emerging formations and areas often have limited or no production history and consequently we are less able to predict future drilling results in these areas.

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

Our prospects are in various stages of evaluation, ranging from prospects that are currently being drilled, to prospects that will require substantial additional seismic data processing and interpretation. There is no way to predict in advance of drilling and testing whether any particular prospect will yield oil or natural gas in sufficient quantities to recover drilling or completion costs or to be economically viable. This risk may be enhanced in our situation, due to the fact that a significant percentage (80.8%) of our proved reserves is currently proved undeveloped reserves. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects.

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

Arabella Exploration, Inc., or Arabella, organized on June 17, 2010 as an exempted company under the laws of the Cayman Islands. Arabella was a blank check company formed to acquire one or more operating businesses. On December 24, 2013, we consummated the merger with Arabella Exploration, LLC and, on February 4, 2013, we changed our name from Lone Oak Acquisition Corporation to Arabella Exploration, Inc. Our wholly-owned subsidiary, Arabella LLC, was established in the State of Texas on December 15, 2008 but did not conduct any material business operations until 2011 with the acquisition of properties in the Permian Basin. As a result, there is only limited historical financial and operating information available upon which to base your evaluation of our performance.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the Senior Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business has not generated cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. As a result, we may be required to adopt one or more alternatives, such as reducing or delaying capital expenditures, selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. However, we cannot assure you that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations. In the absence of such cash flows, we could have substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair, and proceeds that we do receive may not be adequate to meet any debt service obligations then due. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have an adverse effect on our financial condition.

If our indebtedness increases, it could reduce our financial flexibility.

As of December 31, 2015, we had $16 million drawn on our Senior Secured Note facility in addition to accrued interest (see section entitled “Senior Secured Note Facility”). If in the future we raise funds through another debt facility, the level of our indebtedness could affect our operations in several ways, including the following:

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

ITEM 3. LEGAL PROCEEDINGS

We have been named as a defendant in an action brought by Morris Weiss, Chapter 11 Trustee for Arabella Petroleum, LLC (“APC”), a predecessor in interest to much of the acreage that our wholly owned subsidiary, Arabella, LLC, owns and which another wholly owned subsidiary, Arabella Operating, LLC, operates. Both subsidiaries are also named defendants, as is Platinum Long Term Growth VIII, LLC (“Platinum”), our senior secured lender. Platinum’s parent fund, one of our directors, Jason Hoisager, and a company owned by one Mr. Hoisager are also named defendants. The action alleges, among other things against parties other than us or our wholly owned subsidiaries, that the transfer of the majority of acreage owned by Arabella, LLC was constructively or actually fraudulent on the creditors of APC, are preferential transfers and that APC has, and should be allowed to foreclose on, a lien against those property interests. The APC Trustee seeks return of the properties to APC or the payment of the fair market value of those assets at the time of the transfer. The Trustee has not stated an amount of damages dollars. The answer date to the action has been set at April 29, 2016. We intend to vigorously defend ourselves and dispute both the factual and legal basis underpinning the suit. This action was only recently filed on February 29, 2016; little to no discovery has been undertaken and no substantive rulings have been made.

Due to the nature of our business, we are, from time to time, involved in routine litigation or subject to disputes or claims related to our business activities, including workers’ compensation claims and employment related disputes. In the opinion of our management, none of the pending litigation, disputes or claims against us, unless previously mentioned in this section, if decided adversely, will have a material adverse effect on our financial condition, cash flows or results of operations.

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

The following tables set forth, for the periods indicated, the high and low sale prices for our units, ordinary shares and warrants, respectively, as reported on the Over-the-Counter Bulletin Board.

	Units		Ordinary Shares		Warrants
	High	Low	High	Low	High	Low

2014:
First Quarter	8.25	8.25	8.28	6.01	1.30	0.60
Second Quarter	8.25	8.25	9.00	4.50	2.46	0.75
Third Quarter	8.25	8.25	9.00	5.62	2.41	1.55
Fourth Quarter	8.25	8.25	6.49	2.50	1.60	0.42

2015:
First Quarter	8.25	8.25	3.35	2.55	0.54	0.30
Second Quarter	8.25	8.25	5.25	2.50	0.33	0.08
Third Quarter	8.25	8.25	2.50	0.55	0.30	0.02
Fourth Quarter	8.25	8.25	0.90	0.15	0.02	0.01

At April 13, 2015, the market price of the Company's ordinary shares was $0.35 per share.

As of December 31, 2015, there were 5,020,303 issued and outstanding shares of common stock. We are informed and believe these shares are held by 18 shareholders of record.

Dividend Policy

The Company does not plan to pay cash dividends at this time. The Company's Board of Directors (“Board”) will decide any future payment of dividends, depending on the Company's results of operations, financial condition, capital requirements and other relevant factors.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its securities registered under Section 12 of the Exchange Act during the year ended December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans.

For information concerning shares available for issuance under equity compensation plans, see Part III, “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

Recent Issuance of Unregistered Securities

On June 26, 2014 our Chief Executive Officer Jason Hoisager purchased 190,477 of the Company’s ordinary shares for $10.50 a share in a private subscription pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering. The shares were new issue shares of the company.

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

On February 2, 2015 we granted each non-employee director 20,000 stock options to purchase our ordinary shares for the year of service commencing from January 30, 2014 and concluding on January 30, 2015. The stock options vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of our ordinary shares the day prior to the grant.

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

Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production, though we do on occasion sell parcels of our land when the opportunity to generate profit presents itself. Our production was approximately 83% oil, no natural gas liquids and 17% natural gas for the year ended December 31, 2015, approximately 86% oil, no natural gas liquids and 14% natural gas for the year ended December 31, 2014. On December 31, 2015, our net acreage position in the Delaware Basin was approximately 1,562 net acres. On December 31, 2014, our net acreage position in the Delaware Basin was approximately 4,972 net acres. We are not currently engaged in any drilling activity due to the reduced price of oil.

We were organized on June 17, 2010 as an exempted company under the laws of the Cayman Islands. We were a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition, stock purchase or similar business combination, or control through contractual arrangements, one or more operating businesses. On October 23, 2013, we entered into an Agreement and Plan of Merger and Reorganization to acquire Arabella, LLC, a Texas limited liability company (the “Acquisition”). On December 24, 2013, we consummated the Acquisition with Arabella LLC, as more fully described in our Annual Report on Form 20-F for the year ended December 31, 2013 filed on May 15, 2014. On February 4, 2013, we changed our name from Lone Oak Acquisition Corporation to Arabella Exploration, Inc.

During 2015 the dramatic and continuing decline in oil and gas prices caused significant damage to our assets and business. Among other things, we were forced to write down the value of our oil and gas assets by $21,202,608 reflecting acreage and wells lost to lease expiration and the reduced production economics on our producing wells. Reduced oil pricing has also dramatically reduced our proven reserves through the reduction in the dollar value of our reserve barrels of oil and the number of barrels that we can produce economically over the expected life of ours wells. The adverse pricing conditions have lead to operating losses which were exacerbated by the non-cash earnings charge for the oil and gas asset impairment. Further, the reduced revenue resulting from the prices for oil and gas has left us unable to service and repay our Senior Secured Notes which came due on September 2, 2015.

Future Activity

Any future drilling and completion activity will be highly dependent on the recovery of prices for crude oil. If oil prices do not rebound significantly in a short time, it is highly unlikely that we will drill new wells. We are not currently engaged in any drilling activity due to the reduced price of oil.

Operating Results Overview

During the year ended December 31, 2015, our average daily production was approximately 84 BOE, consisting of 70 Bbls/d of oil, 87 Mcf/d of natural gas and no natural gas liquids, this is a decrease from the year ending December 31, 2014, when our average daily production was approximately 118 BOE, consisting of 102 Bbls/d of oil, 99 Mcf/d of natural gas and no natural gas liquids.

Through the year ended December 31, 2015, we had participated in 8 gross (2.96 net) operated wells in the Delaware Basin.

Reserves and pricing

In the table below, WDVG estimated all of our proved reserves at December 31, 2015 and WPC at December 31, 2014. The prices used to estimate proved reserves for all periods were held constant throughout the life of the properties and have been adjusted for quality, transportation fees, geographical differentials, marketing bonuses or deductions and other factors affecting the price received at the wellhead.

Estimated Net Proved Reserves:	December 31, 2015	December 31, 2014

Oil (MBbls)	785.5	2,509.9
Natural gas (MMcf)	1,571.8	7,804.8
Total (MBOE)	1,047.4	3,810.7

	December 31, 2015	December 31, 2014
	Unweighted Arithmetic Average First-Day-of-the-Month Prices
Oil (Bbls)	$50.16	$85.54
Natural gas (Mcf)	2.64	5.51

Sources of our revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. For the years ended December 31, 2015 and December 31, 2014 our revenues were derived 91% and 94%, respectively, from oil sales, 0% and 0%, respectively, from natural gas liquids sales and 9% and 6%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile. During 2015, West Texas Intermediate posted prices ranged from $34.55 to $61.36 per Bbl and the Henry Hub spot market price of natural gas ranged from $1.63 to $3.32 per MMBtu. On December 31, 2015, the West Texas Intermediate posted price for crude oil was $37.13 per Bbl and the Henry Hub spot market price of natural gas was $2.28 per MMBtu.

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

	Year Ended
	December 31, 2015	December 31, 2014

Revenues:
Oil and gas revenue	$1,475,856	$3,408,296
Other revenue – administrative overhead	39,600	-
Other operating revenue – gain on sale of oil and gas properties	-	3,084,917
Total revenues	1,515,456	6,493,213
Costs and expenses:
Lease operating expenses	1,100,312	1,633,456
Ad valorem and production taxes	73,182	153,231
Depreciation, depletion and amortization	767,116	1,444,315
(Reduction) accretion of asset retirement obligation	(1,353)	1,770
General and administrative expenses	2,876,348	5,154,056
Impairment of oil and gas properties	21,202,608	--
Total costs and expenses	26,018,213	8,386,827
Loss from operations	(24,502,757)	(1,893,614)
Other expense
Interest expense, related party		(40,722)
Interest expense	(7,153,516)	(2,882,212)
Total other expense	(7,153,516)	(2,922,934)
Net loss before taxes	(31,656,273)	(4,816,548)
Provision for income taxes	--	--
Net loss	$(31,656,273)	$(4,816,548)

	December 31,	December 31,
	2015	2014
Production Data:
Oil (Bbls)	25,408	37,191
Natural gas (Mcf)	31,746	36,258
Combined volumes (BOE)	30,699	43,234
Daily combined volumes (BOE/d)	84.1	118.5
Average Prices(1):
Oil (per Bbl)	$39.03	$85.97
Natural gas (per Mcf)	3.07	4.23
Combined (per BOE)	35.47	77.50
Average Costs (per BOE):
Lease operating expense	$35.84	$37.78
Production Taxes	2.38	3.54
Production Taxes as a % of sales	5.0%	4.5%
Depreciation, depletion and amortization	24.99	33.41
General and Administrative	93.70	116.32

Comparison of Years ended December 31, 2015 and December 31, 2014

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $1,932,440, or 57%, to $1,475,856 for the year ended December 31, 2015, as compared to $3,408,296 for the year ended December 31, 2014. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The major reason for the decrease in revenues is due to the dramatic decline in oil and gas prices from the prior year as well as decreased production.

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella Operating by other working interest owners to operate our wells. Arabella Operating was paid $39,600 for the year ended December 31, 2015 and did not operate our wells for the year ended December 31, 2014.

Other Operating Revenue. Other operating revenue in 2014 relates to oil and gas property sales. In 2014, we sold properties for $5,665,121 with a net profit of $3,084,917. We did not have any property sales in 2015. Other operating revenue from the sale of oil and gas properties fluctuates due to market demand and preparation of the land. We buy and sell parcels of land when the opportunity to generate significant profit presents itself.

Lease Operating Expense. Lease operating expenses decreased from $1,633,456 in 2015 to $1,100,3120 in 2014. This decrease is the direct result of reduced activity on our wells in response to the dramatic decline in oil and gas prices from the prior year. Lease operating expenses can vary based upon conditions at the well site and well productivity. We experienced significant difficulties in operating our wells during 2014 that increased our costs including power issues for our artificial lift systems and other logistical challenges. We also incurred over $500,000 of non-recurring professional costs associated with our operations in 2014 in the form of billings from the operator of our wells for legal, accounting and other items incurred by the operator.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues increased for 2015 as compared to 2014. There was an overall reduction in taxes due to the revenue decrease discussed above. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $1,444,315 in 2014 to $767,116 in 2015. The decrease is related to reduced production due to the decline in oil and gas prices.

General and Administrative. General and administrative expenses decreased from $5,154,056 in 2014 to $2,876,348 in 2015. These expenses relate primarily to salaries and wages, legal fees and professional fees.  The decrease is related to reduction general and administrative costs related to reduced activity and cost cutting measures taken in response to the dramatically lower prices for oil in gas as opposed to the prior year.

Impairment of Oil and Gas Assets. Impairment of oil and gas assets for the year ended December 31, 2015 was $21,202,608. The impairment was due to the prolonged decline in the price of oil and gas which changed the recovery economics and expected future revenue of our producing wells and forced us to incur an impairment charge. In addition, a number of our properties were lost to lease expiration in 2015.

Liquidity and Capital Resources

Our primary sources of liquidity have previously been oil and gas sales revenue and the sales of certain properties as well as equity contributions from the Acquisition and equity and loans from our founder Jason Hoisager as well as loans from Hauser Holdings, LLC and BBS Capital Fund, LP, affiliates of two of our directors and the Senior Secured Note Facility entered into on September 2, 2014 (the “Notes”). Currently, our only source of liquidity is our ongoing sales of oil and gas. Our primary uses of capital have been the acquisition, development and exploration of oil and natural gas properties. As we pursue reserves and production growth, we regularly consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us.

The Notes became due on September 2, 2015 and the Company was unable to repay them and is continuing to negotiate with its Senior Lender.

The rapid and substantial decline in oil prices in the later part of 2014 and in 2015 significantly reduced the amount of revenue we receive per barrel of oil. Approximately 91% of our oil and gas revenue comes from oil sales. This decline has reduced our revenue and, as a result, our cash flow, which limits our operations and could limit our future growth. Our current cash position and current level of operating cash flows is not, in aggregate, adequate to support our current working capital requirements, interest costs and, at the same time, support additional drilling activity. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is exploring various opportunities to remedy the Company’s liquidity concerns.

Liquidity and cash flow

We commenced oil and gas exploration activities in 2011 and had a working capital deficit of $24,514,819 as of December 31, 2015 largely consisting of our Notes discussed below, accrued liabilities and advances from affiliates. Our net cash flow for the year ended December 31, 2015 was an increase of $70,470, the components of which are described below. Our net cash flow for the year ended December 31, 2014 was a decrease of $2,115,531. We are not currently drilling any new wells; if we were to resume drilling we might need approximately $40 million to fund our operations during the next twelve months, which will include minimum annual property lease payments, well expenditures and operating costs and expenses, however, if oil prices do not rebound significantly in a short time it is highly unlikely that we will resume drilling or drill at such a high pace. In the event that we begin new drilling operations we may require additional funding in 2016.

On September 2, 2014 we sold $16,000,000 of Notes under our $45,000,000 Senior Secured Note Facility, with further sales during the term of the facility to be based upon reserve based performance hurdles. No additional Notes were issued. The Notes became due on September 2, 2015; we were unable to repay them and are continuing to negotiate with our Senior Lender.

Additionally, in the event we are able to redeem our offering warrants, they would likely be exercised resulting in the receipt of proceeds up to $20,532,500. There can be no assurance we will redeem the offering warrants.

Operating Activities

Net cash used in operating activities was $1,368,294 for the year ended December 31, 2015, as compared to net cash used in operating activities of $3,351,574 for the year ended December 31, 2014. The decrease in cash flows used in operating activities is largely a result of the loss from operations in 2015 increasing over that in 2014 and being offset by increase in accounts payable in 2015 and sale of oil and gas properties in 2014.

Investing Activities

The purchase and development of oil and natural gas properties accounted for the majority of our cash outlays for investing activities.

We used net cash for investing activities of $501,841 and $13,776,966 for the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2014, we received proceeds of $5,665,121 from sales of oil and gas properties. We used cash for investing in oil and natural gas properties in the amounts of $501,841 and $18,945,118 for the years ended December 31, 2015 and 2014, respectively.  We used cash for investing in property and equipment in the amount of $496,969 for the year ended December 31, 2014 and none in 2015. We also invested $25,000 in our affiliate Arabella Operating, LLC to post its operating bond for the Texas Railroad Commission during the year ended December 31, 2014.

Financing Activities

During the year ended December 31, 2015 we received an aggregate of $1,950,605 in advances from affiliates and shareholders, which are repayable on demand without interest. During the year ended December 31, 2015 we paid $10,000 towards our outstanding term note. During the year ended December 31, 2014 we received $1,300,000 in loans from affiliates of two of our directors. On September 4, 2014 we repaid our loans from BBS Capital Fund, LP and Hauser Holdings, LLC with accrued interest for total repayment of $512,500 and $828,222, respectively.

On June 26, 2014 our Chief Executive Officer Jason Hoisager purchased 190,477 of our ordinary shares for $10.50 a share in a private transaction from us.

Senior Secured Note Facility

On September 2, 2014 we entered into a $45,000,000 Senior Secured Note Facility (the “Notes”) with a New York based investor (the “Investor”). The sale of $16,000,000 in Notes occurred on September 2, 2014 with further sales during the term of the facility to be based upon reserve based performance hurdles. No additional Notes were issued. The Notes bear interest at an annual rate of 15%, of which six months was prepaid at close. We paid a 3% origination fee to the Investor and a 5% cash commission to our advisors on the transaction. In conjunction with the sale of the Notes, we issued warrants to purchase 1,300,000 of our ordinary shares at a price of $5.00 per share. The warrants expire on September 2, 2019. The Notes became due on September 2, 2015; we were unable to repay them and are continuing to negotiate with our Senior Lender.

On January 21, 2016 we received notice from our Senior Lender that they were declaring the Notes in default as of June 4, 2015. While we do not necessarily believe that additional interest is due, we have recorded an accrued interest charge in the amount of $591,620 at December 31, 2015 to reflect the maximum possible difference between the original Note interest and the default Note interest provisions.

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

The amount and timing of any capital expenditures is largely discretionary and within our control. We could choose to defer a portion of any planned capital expenditures depending on a variety of factors, including but not limited to raising of outside capital, the success of our drilling activities, prevailing and anticipated prices for oil and natural gas, the availability of necessary equipment, infrastructure and capital, the receipt and timing of required regulatory permits and approvals, seasonal conditions, drilling and acquisition costs and the level of participation by other interest owners.

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

The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. Impairment of oil and gas assets for the year ended December 31, 2015 was $21,202,608. The impairment was due to the prolonged decline in the price of oil and gas which changed the recovery economics and expected future revenue of our producing wells and forced us to incur an impairment charge. In addition, a number of our properties were lost to lease expiration in 2015. No impairment of proved oil and natural gas properties was recorded for year ended December 31, 2014.

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

Revenue

We utilize the sales method of accounting for oil and natural gas revenues whereby revenues, net of royalties, are recognized as the production is received by purchasers. The amount of gas sold may differ from the amount to which we are entitled based on our revenue interests in the properties. We did not have any significant gas imbalance positions at December 31, 2015 or December 31, 2014.

Income Taxes

We were subject to Federal income taxes for 2015 and 2014 but had taxable losses so we did not pay any federal income tax.

We are subject to federal and state income based taxes and we use the asset and liability method to account for income taxes. Under this method of accounting for income taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in enacted tax rates is recognized in the statements of operations in the period that includes the enactment date. We had no deferred state income taxes for the years 2015 and 2014.

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

To the Audit Committee of the

Board of Directors and Shareholders

of Arabella Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Arabella Exploration, Inc. and its Subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Arabella Exploration, Inc. and its Subsidiaries, as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company had an accumulated deficit of $35,961,252 and a working capital deficiency of $24,514,819 as of December 31, 2015 largely consisting of notes payable that are currently in default and due in less than twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

New York, NY

April 14, 2016

ARABELLA EXPLORATION, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$73,472	$3,002
Accounts receivable - oil and gas sales	1,631,735	814,689
Prepaid expenses	-	417,617

Total current assets	1,705,207	1,235,308

Deposits and other assets	67,368	85,000
Receivable from affiliate	-	381,801
Property and equipment, net	132,508	315,826
Oil and gas properties, successful efforts method - Net	6,931,126	28,305,172

Total assets	$8,836,209	$30,323,107

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,820,209	$1,001,058
Accrued interest payable	2,191,620	-
Payable to affiliates	1,983,155	32,550
Notes payable, net of discount	16,115,000	11,838,247
Accrued joint interest billings payable, related party	4,109,729	3,382,514

Total current liabilities	26,220,025	16,254,369

Note payable to officer	3,007,170	3,007,170
Asset retirement obligation	24,490	25,843
Total liabilities	29,251,685	19,287,382

Commitments and contingencies

Shareholders’ (deficit) equity
Preferred shares, $0.001 par value, authorized 5,000,000 shares and none issued and outstanding	-	-
Ordinary shares, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 5,020,303 at December 31, 2015 and 2014	5,020	5,020
Additional paid-in-capital	15,540,755	15,335,684
Accumulated deficit	(35,961,251)	(4,304,979)

Total shareholders’ (deficit) equity	(20,415,476)	11,035,725

Total liabilities and shareholders’ (deficit) equity	$8,836,209	$30,323,107

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues:
Oil and gas revenue	$1,475,856	$3,408,296
Other revenue – administrative overhead	39,600	-
Other operating revenue – gain on sale of oil and gas properties	-	3,084,917

Total revenues	1,515,456	6,493,213

Costs and expenses:
Lease operating expenses	1,100,312	1,633,456
Ad valorem and production taxes	73,182	153,231
Depreciation, depletion and amortization	767,116	1,444,315
(Reduction) accretion of asset retirement obligation	(1,353)	1,770
General and administrative expenses	2,876,348	5,154,056
Impairment of oil and gas properties	21,202,608	-

Total costs and expenses	26,018,213	8,386,827
Loss from operations	(24,502,757)	(1,893,614)

Other expense
Interest expense, related party	-	(40,722)
Interest expense	(7,153,516)	(2,882,212)
Other expense	(7,153,516)	(2,922,934)

Net loss before taxes	(31,656,273)	(4,816,548)

Provision for income taxes	-	-

Net loss	$(31,656,273)	$(4,816,548)

Net loss per ordinary share:
Basic	$(6.31)	$(0.98)

Diluted	$(6.31)	$(0.98)

Weighted average ordinary shares outstanding:
Basic	5,020,303	4,928,978

Diluted	5,020,303	4,928,978

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

				Retained
				Earnings
	Ordinary		Paid-In	(Accumulated
	Shares		Capital	Deficit)	Total
	Shares	Amount
Balance at December 31, 2013	4,829,826	$4,830	$8,488,970	$511,570	$9,005,370

Ordinary shares sold to officer	190,477	190	1,999,819	-	2,000,009

Stock based compensation	-	-	391,265	-	391,265

Issuance of warrants in conjunction with Senior Notes financing	-	-	3,237,840	-	3,237,840

Issuance of warrants to transaction advisors	-	-	1,217,790	-	1,217,790

Net loss	-	-	-	(4,816,548)	(4,816,548)

Balance at December 31, 2014	5,020,303	$5,020	$15,335,684	$(4,304,978)	$11,035,725

Stock based compensation	-	-	205,071	-	205,071

Net loss	-	-	-	(31,656,273)	(31,656,273)

Balance at December 31, 2015	5,020,303	$5,020	$15,540,755	$(35,961,251)	$(20,415,476)

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities:
Net loss	$(31,656,273)	$(4,816,548)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	767,116	1,444,314
Impairment of oil and gas properties	21,202,608	-
(Reduction) accretion of asset retirement obligation	(1,353)	1,770
Amortization of interest expense	400,000	800,000
Amortization of deferred financing costs	2,003,193	1,001,597
Amortization of debt discount	2,158,560	1,079,280

Stock based compensation	205,071	391,265
Loss on disposal of fixed assets	89,481	48,840

Gain from sale of oil and gas properties	-	(3,084,917)
Changes in operating assets and liabilities:
Accounts receivable - oil and gas sales	(817,045)	(377,859)
Prepaid expenses	17,617	5,460
Deposits and other assets	17,632	(60,000)
Receivable from affiliated companies	381,801	(381,801)
Payable to affiliated companies	-	32,550
Accrued joint interest billing payable	727,215	(351,891)
Accounts payable and accrued liabilities	3,136,084	916,367
Net cash used in operating activities	(1,368,294)	(3,351,574)

Cash flows from investing activities:
Additions to property and equipment	-	(496,969)
Additions to oil and gas properties	(501,841)	(18,945,118)
Proceeds from sale of oil and gas properties	-	5,665,121
Net cash used in investing activities	(501,841)	(13,776,966)

Cash flows from financing activities:
Proceeds from sale of ordinary shares to officer	-	2,000,009
Proceeds from Senior Secured Notes	-	16,000,000
Proceeds from Directors’ Loans	-	1,300,000
Repayment of Directors’ Loans	-	(1,300,000)
Repayment of Term Note	(10,000)	-
Prepaid Interest, Senior Secured Notes	-	(1,200,000)
Deferred financing cost	-	(1,787,000)
Proceeds from advances from affiliates	1,950,605	-
Net cash provided by financing activities	1,940,605	15,013,009

Net increase (decrease) in cash and cash equivalents	70,470	(2,115,531)

Cash and cash equivalents at beginning of year	3,002	2,118,533

Cash and cash equivalents at end of year	$73,472	$3,002

Cash for:
Interest	$200,000	$40,722
Taxes	$-	$-

Non-cash investing and financing activities:
Addition to deferred financing costs	$-	$3,004,790
Addition to oil and gas properties through increase in accrued joint interest billings payable	$131,298	$428,321
Accrued liability converted to term note	$125,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

ARABELLA EXPLORATION, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMNTS

1. Organization and Operations of the Company

Organization

Arabella Exploration, Inc. (formerly known as Lone Oak Acquisition Corporation) (the “Parent”) was incorporated in the Cayman Islands on June 17, 2010 as a blank check company whose objective was to acquire an operating business. Parent’s wholly owned subsidiary Arabella Exploration, LLC (“Arabella LLC”) was formed in 2011, to acquire interests in low risk prospective and producing oil and gas properties primarily in the Permian Basin in West Texas. The Parent and Arabella LLC (collectively the “Company”) completed a reverse merger on December 24, 2013 as more fully described below in Note 2.

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

2. Reverse Merger

Parent and Arabella LLC (the wholly owned subsidiary) entered into a reverse merger on December 24, 2013 where the Parent issued 3,125,000 ordinary shares to the holders of all of the issued and outstanding interests of Arabella LLC immediately prior to the time of the Acquisition in exchange for 100% of the units of Arabella LLC. In connection with the reverse merger, 1,704,826 of the Parent’s ordinary shares remained outstanding and the remaining funds in the trust account, in the amount of $5,183,417, were distributed to the Parent. With that exchange, the Company’s Chief Executive Officer Jason Hoisager owns the majority of the Company’s ordinary shares. In connection with the reverse merger, 1,705,002 of additional ordinary shares (“earnout shares”) will be awarded to certain individuals associated with Arabella LLC over the following three years if the Company achieves its earnout goals. The shares will be issued in equal thirds if on each of December 31, 2014, 2015 and 2016 the Company shall have increased its proved reserves over the immediately preceding year by 100%, 66% and 33%, respectively and conforms with certain cost metrics. The Company has not determined the ultimate disposition of these shares for 2015 or 2014.

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

3. Recent Developments, Liquidity and Ability to Continue as a Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced oil and gas exploration activities in 2011 and at December 31, 2015 had an accumulated deficit of $35,961,252 and a working capital deficit of $24,514,819 largely consisting of notes payable due in less than twelve months as well as accounts payable and advances from affiliates. The Company is not currently engaged in any new drilling for oil and gas due to the depressed price for oil. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations, as they become payable.

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

The Company is not currently drilling any new wells; if it were to resume drilling it might need approximately $40 million to fund its operations during the next twelve months, which would include minimum annual property lease payments, well expenditures and operating costs and expenses, however, if oil prices do not rebound significantly in a short time it is highly unlikely that it will resume drilling or drill at such a high pace. In the event that it begins new drilling operations it may require additional funding in 2016.

On September 2, 2014 the Company sold $16,000,000 of Notes under its $45,000,000 Senior Secured Note Facility (See Note 8 – Senior Secured Notes), with further sales during the term of the facility to be based upon reserve based performance hurdles. No additional Notes were issued. The Notes were due on September 2, 2015; the Company was unable to repay them and is continuing to negotiate with its Senior Lender. On January 21, 2016 the Company received notice from its Senior Lender that they were declaring the Notes in default as of June 4, 2015.

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

4. Summary of Significant Accounting Policies

Principals of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Arabella Exploration Inc. and its wholly owned subsidiaries Arabella Exploration, LLC, Arabella Operating, LLC and Arabella Midstream, LLC. All significant intercompany transactions have been eliminated in consolidation.

Revised Prior Period Amounts

The Company revised the presentation of oil and gas properties, successful efforts method - net, notes payable, net of discount and accrued joint interest billings payable – related party in its consolidated balance sheet for the year ending December 31, 2014 to reverse the effect of an over-accrual of joint interest billings payable – related party in the amount of $737,974, more fully discussed in Note 7 and to reflect a $125,000 liability as described more fully in Note 10. Tabular summaries of the revisions are presented below:

	Consolidated Balance Sheet December 31, 2014
	Previously Reported	Revisions	Revised Reported
Oil and gas properties, successful efforts method - net	$29,043,146	$(737,974)	$28,305,172

Accounts payable and accrued liabilities	876,058	125,000	1,001,058

Accrued joint interest billings payable, related party	4,120,488	(737,974)	3,382,514

Accumulated deficit	(4,179,979)	(125,000)	(4,304,979)

	Consolidated Statement of Operations Year ended December 31, 2014
	Previously Reported	Revisions	Revised Reported
Net loss	$(4,691,549)	$(125,000)	$(4,816,549)

Net loss per ordinary share:
Basic	$(0.95)	$(0.03)	$(0.98)
Diluted	$(0.95)	$(0.03)	$(0.98)

The Company analyzed the revisions under SEC staff guidance (Staff Accounting Bulletin 108) and determined that the revisions are immaterial on a quantitative and qualitative basis and that it is probable that the judgment of a reasonable person relying upon the financial statements would not have been changed or influenced by the inclusion or correction of the items in the year ended December 31, 2014. Therefore, amendment of the previously filed annual report on Form 10-K is not considered necessary. However, if the adjustments to correct the errors were recorded in the first quarter of 2015, the Company believes the impact would have been significant to the first quarter and would impact comparisons to prior periods. The Company has also revised in this current Form 10-K filing the previously reported annual financial statements for 2014 on Form 10-K for these amounts.

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

Accounts receivable are stated at amounts based on the percent revenue working interest due from the purchasers that goes through the operator of the property, net of an allowance for doubtful accounts when the Company believes collection is doubtful.  Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the condition of the general economy and the industry as a whole. The Company writes off specific accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. No allowance was deemed necessary at December 31, 2015 or 2014.

Property and Equipment

Property and equipment include furniture and fixtures, computer equipment and software and transportation equipment. These items are recorded at cost and are depreciated using the straight-line method based on lives of the individual assets ranging from one to seven years. The Company expenses maintenance and repairs in the period incurred. Upon retirements or disposition of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet with the resulting gains or losses, if any, reflected in operations.

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

The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs, as further discussed in Note 5 — Fair Value Measurements. Impairment of oil and gas assets for the year ended December 31, 2015 was $21,202,608. The impairment was due to the prolonged decline in the price of oil and gas which changed the recovery economics and expected future revenue of the Company’s producing wells resulting in an impairment charge. In addition, a number of the Company’s properties were lost to lease expiration in 2015. No impairment of proved oil and natural gas properties was recorded for the year ended December 31, 2014.

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

Costs from drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. Determination is usually made on or shortly after drilling or completing the well, however, in certain situations a determination cannot be made when drilling is completed. As of December 31, 2015 and 2014, the Company had no exploratory well costs.

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

The Company determines the ARO by calculating the present value of estimated cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.  These assumptions represent Level 3 inputs, as further discussed in Note 5 — Fair Value Measurements. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

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

Accounting for Stock-Based Compensation

The Company grants stock options to the members of its Board of Directors. These plans and related accounting policies are defined and described more fully in Note 13—Shareholders’ Equity. Stock compensation awards are measured at fair value on the date of grant and are expensed, net of estimated forfeitures, over the required service period.

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

During 2013, 2012 and 2011, Arabella, LLC was not a taxable entity for federal income tax purposes. Accordingly, Arabella did not directly pay federal income tax. Arabella, LLC’s taxable income or loss, which may vary substantially from the net income or net loss Arabella, LLC’s reports in Arabella Exploration, Inc.’s consolidated statement of income, is includable in the federal income tax returns of the member.

During 2015 and 2014, Arabella Exploration, LLC was a taxable entity for federal income tax purposes as more fully described in Note 16 – Income Taxes.

Fair Value of Financial and Non-Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and other payables approximate their respective fair market values due to their short-term maturities. At December 31, 2015 the Company’s cash equivalents are Level 1 assets. The Company’s asset retirement obligations are also recorded on the Consolidated Balance Sheet at amounts which approximate fair market value. See Note 5 — Fair Value Measurements.

The Senior Secured Notes were carried at cost, less the debt discount incurred related to the fair value of the warrants issued in conjunction with the sale of the Senior Secured Notes at December 31, 2014. The Senior Secured Notes are carried at their full face value as of December 31, 2015 as the debt discount has been fully amortized. See Note 9 – Senior Secured Notes.

Earnings per Share

Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the periods presented. Fully diluted earnings per share is computed by dividing net income available to shareholders by the weighted average number of fully diluted shares outstanding for the periods presented. See Note 17 – Earnings Per Share

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations. The Company has elected early adoption of this standard.

In August 2014, the FASB issued ASU No. 2014-15, "Disclosures of Uncertainties About an Entity's Ability to Continue as a Going Concern". The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its financial position, results of operations or cash flows. The Company has elected early adoption of this standard.

The FASB has issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs have not changed.

In May 2014, the FASB issued ASU No. 2014-09, which creates Topic 606, Revenue from Contracts with Customers, and supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, ASU 2014-09 supersedes the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and creates new Subtopic 340-40, Other Assets and Deferred Costs— Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, ASU 2014-09 requires enhanced financial statement disclosures over revenue recognition as part of the new accounting guidance. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is permitted commencing January 1, 2017. The Company is currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on its financial position and results of operations.

In November 2015, the FASB has issued an update to ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The update requires a company to classify all deferred tax assets and liabilities as noncurrent. The update of ASU 2015-17 is effective for us on January 1, 2018. The Company does not expect the adoption of the update of ASU 2015–17 to have a significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” ASU 2016-02 requires a lessee to recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. ASU 2016-02 is effective for us on January 1, 2019. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2016-02 will have on its financial statements and related disclosures.

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

Nonfinancial Assets and Liabilities

Asset retirement obligations. The carrying amount of the Company’s Asset Retirement Obligations, or ARO, in the Consolidated Balance Sheet at December 31, 2015 is $24,490 (see Note 8 — Asset Retirement Obligations). The Company determines the ARO by calculating the present value of estimated future cash flows related to the liability. Estimating the future ARO requires management to make estimates and judgments regarding timing and existence of a liability, as well as what constitutes adequate restoration. Inherent in the fair value calculation are numerous assumptions and judgments, including the ultimate costs, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments. These assumptions represent Level 3 inputs. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the related asset.

Impairment. The Company reviews its proved oil and natural gas properties on a field by field basis for impairment whenever events and circumstances indicate that a decline in the recoverability of their carrying value may have occurred. The Company estimates the expected undiscounted future cash flows of its oil and natural gas properties and compares such amounts to the carrying amount of the oil and natural gas properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future cash flows, the Company will adjust the carrying amount of the oil and natural gas properties to fair value. The factors used to determine fair value are subject to management’s judgment and expertise and include, but are not limited to, recent sales prices of comparable properties, the present value of future cash flows, net of estimated operating and development costs using estimates of proved reserves, future commodity pricing, future production estimates, anticipated capital expenditures and various discount rates commensurate with the risk and current market conditions associated with realizing the expected cash flows projected. These assumptions represent Level 3 inputs. Impairment of oil and gas assets for the year ended December 31, 2015 was $21,202,608. The impairment was due to the prolonged decline in the price of oil and gas which changed the recovery economics and expected future revenue of the Company’s producing wells resulting in an impairment charge. In addition, a number of the Company’s properties were lost to lease expiration in 2015. No impairment charges on proved oil and natural gas properties were recorded for the year ended December 31, 2014.

6. Property and Equipment

Property and equipment include furniture and fixtures, computer equipment and software and transportation equipment:

	December 31,	December 31,
	2015	2014

Property and equipment, gross	$346,199	$435,679
Less: Accumulated depreciation and amortization	(213,691)	(119,853)
Property and Equipment, net	$132,508	$315,826

Depreciation expense was $128,416 and $132,303 for the years ended December 31, 2015 and 2014, respectively.

The Company disposed of two vehicles in 2015 with a net book value of $54,902 for $23,000 resulting from a loss on sale of asset of $31,902 which was accounted for in General and Administrative expenses.

Effective January 1, 2016 the Company transferred certain of its fixed assets to a third party management company in return for the forgiveness of certain indebtedness. The gross book value of the assets was $293,893 and they were appraised at under $50,000 in current conditions. The Company currently leases this equipment for its use from that third party management company, inclusive of utilities and other office expenses for $12,500 per month.

7. Oil and Gas Properties

The following table sets forth the Company’s oil and gas properties:

	December 31,
	2015	2014

Proved oil and gas properties (1)	$22,316,760	$25,168,514
Less: Accumulated depreciation, depletion, amortization and impairment (2)	(20,171,564)	(1,763,731)
Proved oil and gas properties, net	2,145,196	23,404,783
Unproved oil and gas properties	4,785,930	4,900,389
Total oil and gas properties, net	$6,931,126	$28,305,172

(1) (2)

Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $21,105 and $23,575 at December 31, 2015 and 2014, respectively.

Included in the depreciation, depletion, amortization and impairment is depletion of $673,278 and $1,312,012 in 2015 and 2014, respectively.

The Company recorded impairment of oil and gas assets for the year ended December 31, 2015 of $21,202,608, which includes impairment of existing wells of $17,734,554 and the loss of $3,468,054 in other properties. The Impairment was due to the prolonged decline in the price of oil and gas which changed the recovery economics and expected future revenue of the Company’s producing wells resulting in an impairment charge. In addition, a number of the Company’s properties were lost to lease expiration in 2015.

The Company accrued certain amounts during 2014 to reflect estimated spending on oil and gas leases based upon the overall spending during 2014. As a result of declining oil prices, those amounts were overestimated and the Company revised certain accruals for the year ended December 31, 2014. The preceding table reflects the revisions described in Note 4.

8. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Asset retirement obligation — beginning of period	$25,843	$21,171
Additions to ARO from new properties	--	6,030
Sales or abandonments of properties	(3,273)	(3,128)
Accretion expense during period	1,920	1,770
Asset retirement obligation — end of period	$24,490	$25,843

9. Senior Secured Notes

On September 2, 2014 the Company entered into a $45,000,000 Senior Secured Note Facility with a one year borrowing period and a one year term per draw (the “Notes”) with a New York based investor (the “Investor”). The sale of $16,000,000 in Notes occurred on September 2, 2014 with further sales to be based upon reserve based performance hurdles. No additional Notes were issued. The Notes bear interest at an annual rate of 15%, of which six months was prepaid at close. The Notes are due one year from the issuance date and can be redeemed by the Company at any time without penalty. The Notes became due on September 2, 2015; the Company was unable to repay them and is continuing to negotiate with its Senior Lender. The Company paid a 3% origination fee to the Investor and a 5% cash commission to its advisors on the transaction. In conjunction with the sale of the Notes, the Company issued warrants to purchase 1,300,000 of the Company’s ordinary shares at a price of $5.00 per share (the “Financing Warrants”). The Financing Warrants expire on September 2, 2019.

The Senior Secured Notes are carried at December 31,2015 and 2014 at their face value less the amortized amount of the debt discount associated with the relative fair value at issuance of the Financing Warrants. The fair value of the Financing Warrants at issue was determined to be approximately $4,059,300 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 5 years, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants expected term, a risk free interest rate of 1.69% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. The Relative Fair Value of the Financing Warrants was then determined by applying the ratio of value of the Notes to the value of the Notes plus the fair value of the Financing Warrants to the amount of the Notes. Using this metric, the relative fair value of the Financing Warrants was determined to be $3,237,840. The debt discount is amortized using the straight line method over the one year term of the Notes. As of September 2, 2015, the Notes became due and the debt discount has been fully amortized, as such the Notes are presented at their full face value as of December 31, 2015.

The Company has elected early adoption of accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, as such deferred financing costs, net of amortization in the amount of $2,003,193 do not appear in current assets and are instead netted against the face value of the Notes.

	December 31,
	2015	2014

Senior Secured Notes Payable	$16,000,000	$16,000,000
Less:
Debt discount – warrants	(3,237,840)	(3,237,840)
Deferred financing costs	(3,004,790)	(3,004,790)
Add:
Accretion of debt discount	3,237,840	1,079,280
Amortization of deferred financing cost	3,004,790	1,001,597

Senior Secured Notes Payable, net of discount	$16,000,000	$11,838,247

Interest expense for the year ended December 31, 2015 was a total of $7,153,373 consisting of $2,991,620 of interest expense (including an accrual of $591,620 in possible penalty rate interest) and $2,158,560 of accretion of the debt discount. Amortization of deferred financing costs was $2,003,193 for the same period. Interest expense for the year ended December 31, 2014 was a total of $2,880,877 consisting of $800,000 of interest expense and $1,079,280 of accretion of the debt discount. Amortization of deferred financing costs was $1,001,597 for the same period. Pending discussions with its Senior Lender concerning the disposition of the Notes, the Company continued to accrue $200,000 per month in interest expenses based on the 15% interest rate on the Notes.

On January 21, 2016 the Company received notice from its Senior Lender that they were declaring the Notes in default as of June 4, 2015. While the Company does not necessarily believe that additional interest is due, it has recorded an additional accrued interest charge in the amount of $591,620 at December 31, 2015 to reflect the maximum possible difference between the original Note interest and the default Note interest provisions.

10. Term Note

On May 4, 2015 the Company reached a settlement agreement to pay Heartland Bank (“Heartland”) $125,000 to settle Heartland’s demands that the Company pay a break-up fee and certain costs relating to a financing that the Company explored with Heartland but ultimately rejected in favor of other financing. Under the settlement, the Company issued Heartland a $250,000 non-interest bearing Term Note (the “Term Note”) and agreed to pay $10,000 on the 15th of every month towards that note. However, the full face amount of the Term Note is intended only to be punitive in the event of non-compliance and, upon the maturity of the Senior Secured Notes, the Company will pay an amount of $125,000, less payments made to date, in full satisfaction of the Term Note. The Term Note is not interest bearing. The Company made $10,000 in payments on the Term Note in 2015 leaving a $115,000 balance; the final disposition of the Term Note has not been determined.

Because the events leading to the Heartland lawsuit occurred during 2014, the Company has accounted for the liability as if it had been incurred during the year ended December 31, 2014 and adjusted its financials accordingly as described in Note 4.

11. Notes Payable to Directors

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

12. Note Payable to Officer

As of December 31, 2015 and 2014, the Company’s note payable to officer is payable to Jason Hoisager, the founder of Arabella Exploration, LLC, with an outstanding balance of $3,007,170. The founder is currently the President of the Company and is a director and majority shareholder of the Company. The note payable is non-interest bearing and matures in December of 2023.

13. Shareholders’ Equity

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

Unit Purchase Option

In connection with the Offering, the Company issued unit purchase options to purchase an aggregate of 400,000 units at an exercise price of $8.80 per unit to its underwriters and designees of the underwriter.  Each unit consists of one ordinary share and one redeemable ordinary share purchase warrant, which contains a provision for cashless exercise and has the same terms as the 4,106,500 initial public offering warrants.  The unit purchase option expires on December 24, 2018.

Stock-based Compensation

On May 5, 2014 the Company granted each non-employee director 30,000 stock options to purchase its ordinary shares for joining the board and 20,000 stock options to purchase its ordinary shares for each year of service commencing from January 30, 2014. All 50,000 stock options, in aggregate, vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $6.15 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant. The grant date fair value of the options granted was determined to be approximately $558,950 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 49.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.9% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. According to the terms of the option plan, vesting was retroactive to the beginning of service in January 2014; as such two quarters of vesting was recorded during the three months ended June 30, 2014. Messrs. Bush and Boyuls, two of the directors, resigned from the board on September 9, 2014. The remaining members of the board voted to allow them to continue in the vesting of their granted stock options as if they had served out their term. However, as no further service is required for the vesting, the Company expensed the entire amount of the grant in 2014. Accordingly, aggregated stock-based compensation expense for the years ended December 31, 2015 and 2014 was $167,685 and $391,265, respectively. Unrecognized compensation expense as of December 31, 2015 and 2014, relating to non-vested common stock options is approximately $0 and $167,685, respectively as all the options had vested by the fourth quarter of 2015. At December 31, 2015 and 2014, no options had been exercised and no options had been forfeited. As of December 31, 2015 and 2014 the aggregate intrinsic value of these options was $0.

On February 2, 2015 the Company granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2015. All 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $74,772 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. Aggregated stock-based compensation expense under the 2015 grant for the year ended December 31, 2015 was $37,386. Unrecognized compensation expense as of December 31, 2015, relating to non-vested common stock options is $37,386 and is expected to be recognized through the fourth quarter of 2016. At December 31, 2015, no options had been exercised and no options had been forfeited. As of December 31, 2015 the aggregate intrinsic value of these options was $0.

A summary of stock option activity for the years ended December 31, 2015 and 2014 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	-	-
Granted	250,000	$6.15
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2014	250,000	$6.15
Exercisable at December 31, 2014	125,000	$6.15

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	250,000	6.15
Granted	60,000	$3.35
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2015	310,000	$5.61
Exercisable at December 31, 2015	280,000	$5.85

14. Related Party Transactions

Mr. Jason Hoisager, the Company’s Chief Executive Officer, owns 100% of Arabella Petroleum Company LLC (“Petroleum”), which was the operating company for substantially all the wells that the Company has its working interest in.   As Petroleum drilled and completed the wells, Petroleum billed the Company for its working ownership percentage of the capital costs.  After the completion of each well, Petroleum sold the oil and gas and provided the Company its working interest revenue, net of production taxes and charges for the lease operating expenses. Petroleum is currently in bankruptcy as further discussed in Note 19 – Commitments and Contingencies.

As of December 31, 2015 and 2014, the Company owed Petroleum $2,894,396 and $3,382,514, respectively, in joint interest billings to vendors for the well costs. During the year ended December 31, 2014, the Company paid Petroleum $17,072,542 in capital costs for the wells. Petroleum was responsible for collecting the revenue from the purchasers and providing the Company its accounts receivable, which totaled $814,689 at December 31, 2014. As of December 31, 2014 Petroleum owed the Company $381,801, a portion of the costs from the expense sharing agreement between the companies. As of December 31, 2014, Petroleum has ceased to provide these services to the Company and Arabella Operating, LLC, a wholly owned subsidiary of the Company, is the operator of record for the Company’s wells.

The Company has a month to month consulting agreement with an affiliate of one of its directors to provide certain financial and operation services for $24,584 per month.

During the year ended December 31, 2015, advances of $1,950,605 were received from affiliates of the Company’s CEO and other shareholders. These advances are Non-interest bearing and payable on demand.

15. Other Operating Revenue – Gain on Sale of Oil and Gas Properties

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

16.    Income Taxes

As of December 23, 2013, Arabella Exploration, LLC elected to be treated as a corporation for tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

The Company had no income tax expense due to operating losses incurred for the years ended December 31, 2015 and 2014.

The following is a reconciliation between the federal income tax benefit computed at the statutory federal income tax rate of 34% and actual income tax provision for the years ended December 31, 2015 and December 31, 2014, taking into account the reclassified amounts as described in Note 4 – Summary of Significant Accounting Principles – Revised Prior Period Amounts:

	Year Ended December 31,
	2015	2014
Federal income tax benefit at statutory rate	(10,763,133)	(1,637,592)
State taxes, net of Federal benefit	18,940	107,927
Permanent differences	504	1,624
Other	-	(307)
Change in valuation allowance	10,743,689	1,528,348
Provision for income taxes	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and December 31, 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforward	$18,934,497	$7,196,141
Stock compensation	206,690	135,613
Deferred tax liabilities:
Fixed Assets	(96,431)	(53,011)
Intangible drilling and other costs for oil and gas properties	(6,772,719)	(5,750,395)
Net deferred tax assets and liabilities	12,272,037	1,528,348
Less valuation allowance	(12,272,037)	(1,528,348)
Total deferred tax assets and liabilities	$-	$-

The Company had a net deferred tax asset related to federal net operating loss carry forwards of $55,689,697 and $21,165,122 at December 31, 2015 and 2014, respectively. The federal net operating loss carry forwards will begin to expire between 2034 and 2035. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carry forwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured. The valuation allowance increased by $10,743,689 and $1,528,348 during 2015 and 2014, respectively.

The Company files income tax returns in U.S. federal, state and foreign jurisdictions and is subject to examinations by the IRS and other taxing authorities. We currently have no open audits. Tax years after December 31, 2010 remain subject to audit by the IRS. The Company has not filed its 2014 tax returns. The Company estimated federal net operating losses as of December 31, 2014 that will be available to offset future income when the tax return has been filed.

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

The Company revised certain amounts for the year ended December 31, 2014 changing its book loss. The preceding tables reflect the revisions described in Note 4.

The Company has not identified any uncertain tax positions requiring a reserve as of December 31, 2015 or 2014.

17. Earnings per Share

The calculation of diluted earnings per share does not include the potential dilutive impact of the 4,106,500 offering warrants outstanding during the periods presented since in 2015 and 2014 they were anti-dilutive. The calculation of diluted earnings per share does not include the potential dilutive impact of the Unit Purchase Option as it would be anti-dilutive and is not exercisable based on the Company’s average share and warrant prices.

The calculation of diluted earnings per share does not include the potential dilutive impact of the 6,600,000 Insider Warrants in 2015 and 2014 as they were anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 1,300,000 financing warrants as they were anti-dilutive in 2015 and 2014.

The calculation of diluted earnings per share does not include the impact of the 310,000 board of directors’ stock options as they were anti-dilutive in 2015 and 2014.

The following table sets forth the computation of the basic and diluted earnings per share for the years ended December 31, 2015 and 2014:

	Year Ended
	December 31,	December 31,
	2015	2014

Numerator for basic and diluted earnings per share:
Net (loss) income	$(31,656,273)	$(4,816,548)

Denominator:
Denominator for basic earnings per ordinary shares – weighted average shares outstanding	5,020,303	5,020,303
Effect of dilutive warrants	-	-
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	5,020,303	5,020,303

Basic earnings per ordinary share	$(6.31)	$(0.98)
Diluted earnings per ordinary share	$(6.31)	$(0.98)

18. Significant Concentrations

Major customers. For the year ended December 31, 2015, sales, through Operating, to Occidental Energy Marketing, Inc. and Sunoco Partners accounted for approximately 33% and 57% of the Company’s total sales, respectively. For the year ended December 31, 2014, sales, through Petroleum, to Occidental Energy Marketing, Inc. and Sunoco Partners accounted for approximately 31% and 58% of the Company’s total sales, respectively.   No other purchasers accounted for more than 10% of the Company’s total sales for the years ended December 31, 2015 and 2014. Substantially all of the Company’s accounts receivable result from sales of oil and natural gas.

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

19. Commitments and Contingencies

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

Lease obligations. Petroleum had the operating lease for the Company’s office space in Midland, Texas, and beginning in January 2014, the Company paid the rent for the office lease. In January 2015 the Company leased new office space in Fort Worth, Texas and released the Midland, Texas office lease in February 2015. As of January 1, 2016 the Company sold office equipment to a third party management company. This management company has assumed responsibility for the utilities, leases and other expenses of the Fort Worth office. The third party management company is leasing the space and equipment back to the Company under a yearlong lease with renewals at $12,500 per month.

Drilling contracts. As of December 31, 2015 Arabella Operating did not have any drill rigs under contract.

Litigation. The Company has been named as a defendant in an action brought by Morris Weiss, Chapter 11 Trustee for Arabella Petroleum, LLC (“APC”), a predecessor in interest to much of the acreage that its wholly owned subsidiary, Arabella, LLC, owns and which another wholly owned subsidiary, Arabella Operating, LLC, operates. Both subsidiaries are also named defendants, as is Platinum Long Term Growth VIII, LLC (“Platinum”), the Company’s senior secured lender. Platinum’s parent fund, one of the Company’s directors, Jason Hoisager, and a company owned by Mr. Hoisager are also named defendants. The action alleges, among other things against parties other than the Company or its wholly owned subsidiaries, that the transfer of the majority of acreage owned by Arabella, LLC was constructively or actually fraudulent on the creditors of APC, are preferential transfers and that APC has, and should be allowed to foreclose on, a lien against those property interests. The APC Trustee seeks return of the properties to APC or the payment of the fair market value of those assets at the time of the transfer. The Trustee has not stated an amount of damages in dollars. The answer date to the action has been set for April 29, 2016. The Company intends to vigorously defend itself and dispute both the factual and legal basis underpinning the suit. This action was only recently filed on February 29, 2016; little to no discovery has been undertaken and no substantive rulings been made.

The Company is party to various legal proceedings from time to time arising in the ordinary course of business. The Company believes, other than the foregoing, all such matters are without merit or involve amounts which, if resolved unfavorably, either individually or in the aggregate, will not have a material adverse effect on its financial condition, results of operations or cash flows.

20. Supplemental Oil and Gas Reserve Information (Unaudited)

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

The following table sets forth estimated proved reserves together with the changes therein (Oil and NGL in Bbls, gas in Mcf, gas converted to BOE by dividing Mcf by six) for the years ended December 31, 2015 and 2014:

	Oil	Gas	BOE

Balance at December 31, 2013	1,540,402	3,197,321	2,073,289

Purchase and discoveries of minerals in place	1,006,733	4,643,774	1,780,695
Production	(37,191)	(36,258)	(43,234)

Balance at December 31, 2014	2,509,944	7,804,837	3,810,750

Impairment of oil and gas properties	(1,719,234)	(6,243,066)	(2,759,745)
Purchase and discoveries of minerals in place	20,169	41,819	27,139
Production	(25,408)	(31,746)	(30,699)

Balance at December 31, 2015	785,471	1,571,844	1,047,445

The standardized measure of discounted future net cash flows relating to estimated proved reserves as of December 31, 2015, and 2014, was as follows (In thousands):

	2015	2014

Future cash inflows	$38,479	$244,585
Future costs:
Production	(12,592)	(54,325)
Development	(11,850)	(57,282)

Future net cash inflows	14,037	132,978
10% discount factor	(10,340)	(82,655)

Standardized measure of discounted net cash flows	$3,697	$50,323

Changes in the standardized measure of discounted future net cash flows relating to estimated proved reserves for the year ended December 31, 2015, was as follows (In thousands):

	2015	2014

Standardized measure at beginning of period	$50,323	$32,792

Sales, net of production costs	(712)	(1,622)
Purchases and discoveries of minerals in place and impairments	(45,914)	19,153

Standardized measure at end of period	$3,697	$50,323

The estimated present value of future cash flows relating to estimated proved reserves is extremely sensitive to prices used at any measurement period.  The average prices used for each commodity for the year ended December 31, 2015 and 2014 was as follows:

	Average Price
	Oil	Gas

December 31, 2014	$85.54	$5.51
December 31, 2015	$50.16	$2.64

Average prices for December 31, 2015 and 2014 were based on the 12-month un-weighted arithmetic average of the first-day-of-the-month price for the period from January through December during each respective calendar year.

Analysis of Reserves

The following table presents the Company’s estimated net proved oil and natural gas reserves and the present value of the Company’s reserves as of December 31, 2015 and December 31, 2014, based on the reserve report prepared by WDVG and WPC, respectively, and such reserve reports have been prepared in accordance with the rules and regulations of the SEC. All of the Company’s proved reserves included in the reserve reports are located in North America.

	December 31, 2015 (1)	December 31, 2014 (1)

Estimated proved developed reserves:
Oil (MBbls)	150.9	460.8
Natural gas (MMcf)	298.6	1,652.1
Natural gas liquids (MBbls)	-	-
Total (MBOE)	200.7	736.8
Estimated proved undeveloped reserves:
Oil (MBbls)	634.6	2,049.1
Natural gas (MMcf)	1,273.2	6,148.7
Natural gas liquids (MBbls)	-	-
Total (MBOE)	846.8	3,073.9
Estimated net proved reserves:
Oil (MBbls)	785.5	2,509.9
Natural gas (MMcf)	1,571.8	7,804.8
Natural gas liquids (MBbls)	-	-
Total (MBOE)	1,047.4	3,810.7
Percent proved developed	19.2%	19.3%

Probable reserves
Oil (MBbls)	-	-
Natural gas (MMcf)	-	-
Natural gas liquids (MBbls)	-	-
Total (MBOE)	-	-

Possible reserves
Oil (MBbls)	-	1,194.6
Natural gas (MMcf)	-	2,448.9
Natural gas liquids (MBbls)	-	-
Total (MBOE)	-	1,602.7

(1) Estimates of reserves as of December 31, 2015 and 2014 were prepared using an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month periods ended December 31, 2015 and 2014, respectively, in accordance with revised SEC guidelines applicable to reserves estimates as of the end of such periods. Reserve estimates do not include any value for probable or possible reserves that may exist, nor do they include any value for undeveloped acreage. The reserve estimates represent the Company’s net revenue interest in the Company’s properties. Although Arabella believes these estimates are reasonable, actual future production, cash flows, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves may vary substantially from these estimates.

The foregoing reserves are all located within the continental United States. Reserve engineering is a subjective process of estimating volumes of economically recoverable oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. The Company has not filed any estimates of total, proved net oil or natural gas reserves with any federal authority or agency other than the SEC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There are not and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the criteria established in Internal Control – Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

ITEM 9B. OTHER INFORMATION

Material Impairments

Impairment of oil and gas assets for the year ended December 31, 2015 was $21,202,608 which is material. The impairment was due to the prolonged decline in the price of oil and gas which changed the recovery economics and expected future revenue of our producing wells and forced us to incur an impairment charge. In addition, a number of our properties were lost to lease expiration in 2015.

PART III – FINANCIAL INFORMATION

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company and their ages as of April 13, 2016, are as follows:

Name	Age	Title
Jason Hoisager	36	Chief Executive Officer, President and Director
Terry E. Sanford	61	Chief Financial Officer
William B. Heyn	44	Director
Berke Bakay	37	Director
Richard J. Hauser	54	Director

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

Family relationships

There are no family relationships among the Company’s executive officers, directors and significant employees. As of December 31, 2015, the Company personnel do not have any involvement in legal proceedings requiring disclosure pursuant to the Rules and Regulations of the SEC.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other of our equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Except for each of our officers and directors not timely filing a Form 3 when we became a U.S. reporting company and each of independent directors not timely filing a Form 4 relating to a grant of options, to our knowledge, no persons have failed to file, on a timely basis, the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2015.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table (the “Summary Compensation Table”) sets forth all compensation awarded to, earned by or paid to our principal executive officer and our other most highly compensated executive officer other than our principal executive officer who were serving as executive officers as of December 31, 2015 (collectively, the “Named Executive Officers”). No other executive officers received compensation in excess of $100,000 in 2015. Other than as described in this report, we do not have any supplemental executive retirement plans, change in control agreements or company perks (e.g., company cars, country club memberships, etc.).

Summary Compensation Table

Name and Principal Position	Period Ending	Salary	Bonus	Stock Awards	Option- Based Awards	Other	Total

Jason Hoisager	December 31, 2015	$311,538	--	--	--	$27,226	$338,765
Chief Executive Officer	December 31, 2014	300,000	--	--	--	22,299	322,299
Terry E. Sanford	December 31, 2015	48,462	--	--	--	12,733	61,195
Chief Financial Officer	December 31, 2014	280,000	--	--	--	9,455	289,455

Potential Payments Upon Termination or Change in Control

The following table sets forth potential payments payable to our named executive officers upon a termination of employment without cause or resignation for good reason or termination of employment without cause or resignation for good reason following a change in control. The table below reflects amounts payable to our executive officers assuming their employment was terminated on December 31, 2015 and, if applicable, a change in control also occurred on such date.

	Upon Termination Without Cause, Resignation for Good Reason, or Termination within Six Months of a Change in Control
Name	Cash Severance(1)	Total

Jason Hoisager	$600,000	$600,000

(1)	In addition to 24 months of his base salary, Mr. Hoisager would be entitled to an amount equal to his bonus for the prior year, if any.

Overview of Our Fiscal 2015 Executive Compensation

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

Each named executive officer’s base salary for fiscal 2015 is listed in the 2015 Summary Compensation Table.

Equity Incentive Awards.

None.

Other Benefits.

We provide one or more of the named executive officers with an annual automobile allowance, as set forth in more detail in the fiscal 2015 Summary Compensation Table.

The amounts paid to the named executive officers in 2015 in respect of these benefits are reflected above in the fiscal 2015 Summary Compensation Table under the “All Other Compensation” column.

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

Outstanding Equity Incentive Awards at Fiscal Year-End

There are no outstanding equity awards held by our named executive officers as of December 31, 2015.

Option Exercises and Stock Vested

No officers or directors exercised warrants and no stock vested during fiscal 2015.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more officers serving as a member of our board of directors.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Berke Bakay	$45,000	-	$24,924	-	-	-	$69,924
Richard Hauser	45,000	-	24,924	-	-	-	69,924
William B. Heyn	47,000	-	24,924	-	-	-	71,924

(1)	On May 5, 2014 we granted each non-employee director 30,000 stock options to purchase its ordinary shares for joining the board and 20,000 stock options to purchase its ordinary shares for each year of service commencing from January 30, 2014. The stock options vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $6.15 per share, which represents the closing price of our ordinary shares the day prior to the grant. The aggregate grant date fair value of the options granted was determined to be approximately $558,950 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as we do not have sufficient historical experience to estimate an expected term, an expected volatility of 49.0% based on historical value and corresponding volatility of our peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.9% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as we do not expect to pay dividends in the near future. According to the terms of the option plan, vesting was retroactive to the beginning of service in January 2014.
(2)	On February 2, 2015 we granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2015. All 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of our ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $74,772 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as we do not have sufficient historical experience to estimate an expected term, an expected volatility of 51.0% based on historical value and corresponding volatility of our peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as we do not expect to pay dividends in the near future.

All of our directors presently receive annual compensation of $30,000 in cash and 20,000 options to purchase our ordinary shares at an exercise price to be set on January 30th of each fiscal year. The directors of the Company are entitled to receive an initial grant of 30,000 options to purchase our ordinary shares upon joining the board. Since each of our directors joined our board in 2014, each received a total of 50,000 options for fiscal 2014 at an exercise price of $6.15, the closing price of our ordinary shares on May 4, 2014, the last close prior to the options being granted. Each director received 20,000 options for fiscal 2015 at the exercise price of $3.35 the last close prior to the options being granted. The chairman of the audit committee receives additional annual cash compensation of $10,000 per year and the other members of the audit committee each receive additional annual cash compensation of $5,000 per year. The chairmen of the compensation and nominating committees each receive additional annual cash compensation of $5,000 per year and the other members of these committees each receive additional annual cash compensation of $3,000. Each director receives $1,500 for each board meeting and $1,000 for committee meeting that he or she attends in person and $500 for each board or committee meeting he or she attends telephonically. Additionally our board members are reimbursed for all travel and other costs associated with their service on our board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as at April 13, 2016, certain information with respect to the beneficial ownership of the Company's common stock by each person known by us to be the beneficial owner of more than five percent (5%) of the Company's common stock; by each of the Company's directors and named executive officers; and by all executive officers and directors as a group.

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

Name and Address (1)	Number of Shares Beneficially Owned	Percentage of Ownership (2)

Directors and executive officers:
Berke Bakay(3)	3,347,355	41.8
Jason Hoisager	1,659,489	33.1
Terry E. Sanford	-	-
Richard J. Hauser(4)	3,338,428	41.7
William B. Heyn(5)	327,664	6.2

All directors and executive officers as a group (5 individuals)	8,672,936	77.2

Principal shareholders:
BBS Capital Fund, LP(3)	3,278,428	41.2
Hauser Holdings LLC(4)	3,278,428	41.2
Greg McCabe	1,003,597	20.0
Platinum Long Term Growth VIII, LLC(6)	1,150,000	18.6
Legion Partners Holdings, LLC(7)	700,434	12.2
AQR Capital Management, LLC(8)	384,960	7.1
John V. Calce(9)	267,662	5.2
James R. Preissler(10)	267,662	5.2

(1)	Unless otherwise noted, the business address for each of our beneficial owners is 509 Pecan Street, Suite 200, Fort Worth, Texas 76102.

(2)	Based on 5,020,303 ordinary shares outstanding as of December 31, 2015, excluding treasury shares. Warrants are deemed to be outstanding for the purpose of computing the percentage ownership of the indicated individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(3)	The number of ordinary shares beneficially owned by Mr. Bakay consists of (i) 345,928 ordinary shares beneficially owned by BBS Capital Fund, LP, (ii) 8,927 ordinary shares owned by Mr. Bakay, (iii) 60,000 options to purchase ordinary shares owned by Mr. Bakay and (iv) warrants exercisable for 2,932,500 ordinary shares, all of which are owned by BBS Capital Fund, LP. Mr. Bakay and BBS Capital Fund, LP have sole voting and dispositive power over all such securities. The address of BBS Management Group is 5524 E. Estrid Avenue, Scottsdale, Arizona 85254.

(4)	The number of ordinary shares beneficially owned by Mr. Hauser consists of (i) 345,928 ordinary shares beneficially owned by Hauser Holdings, LLC, (ii) 60,000 options to purchase ordinary shares owned by Mr. Hauser, and (iii) warrants exercisable for 2,932,500 ordinary shares, all of which are owned by Hauser Holdings, LLC. Mary Jane Hauser has sole voting and dispositive power over all securities held by Hauser Holdings LLC. The address of Hauser Holdings LLC is 50 South Sixth Street, Minneapolis, Minnesota 55402. Ms. Hauser is the wife of Richard J. Hauser, one of our directors.

(5)	The number of ordinary shares beneficially owned by Mr. Heyn consists of (i) 102,664 ordinary shares, (ii) 60,000 options to purchase ordinary shares and (iii) warrants exercisable for 165,000 ordinary shares.

(6)	The number of ordinary shares beneficially owned by Platinum Long Term Growth VIII, LLC consist of warrants exercisable for 1,150,000 ordinary shares. The business address of Platinum Long Term Growth VIII, LLC is 152 West 57th Street, 4th Floor, New York, New York 10019.

(7)	Based on a Schedule 13G filed on November 12, 2014 by Legion Partners Holdings, LLC. The number of ordinary shares beneficially owned by Legion Partners Holdings, LLC consists of warrants exercisable for 700,434 ordinary shares. Legion Partners Holdings, LLC is the sole member of Legion Partners Asset Management, LLC and managing member of Legion Partners, LLC, each of which may be deemed beneficial owners of these warrants. Legion Partners, LLC serves as the general partner of each of Legion Partners, L.P. I which owns 584,364 warrants and Legion Partners, L.P. II, which owns 115,070 warrants. Additionally each of Messrs. Christopher S. Kiper, Bradley S. Vizi and Raymond White, whom serve as managing directors of Legion Partners Asset Management, LLC and managing members of Legion Partners Holdings, LLC, may be deemed the beneficial owners of the aggregate 700,434 warrants owned by Legion Partners, L.P. I and Legion Partners, L.P. II. The principal business address of each reporting person is 9401 Wilshire Boulevard, Suite 705, Beverly Hills, California 90212.

(8)	Based on a Schedule 13G filed on February 7, 2014 by AQR Capital Management, LLC. The number of ordinary shares beneficially owned by AQR Capital Management, LLC consists of warrants exercisable for 384,960 ordinary shares. The address of the business office of AQR Capital Management, LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, Connecticut 06830.

(9)	The number of ordinary shares beneficially owned by Mr. Calce consists of (i) 102,662 ordinary shares and (ii) warrants exercisable for 165,000 ordinary shares. The business address of Mr. Calce is 17950 Preston Road, Suite 1080A Dallas, Texas 75252.

(10)	The number of ordinary shares beneficially owned by Mr. Preissler consists of (i) 102,662 ordinary shares and (ii) warrants exercisable for 165,000 ordinary shares. The business address of Mr. Preissler is 50 Old Route 25A Fort Salonga, NY 11768.

As of April 13, 2016, approximately 99% of our outstanding ordinary shares are held by 18 record holders in the United States.

The Company is not aware of any arrangement, the operation of which may, at a subsequent date, result in a change in control of the Company. There are no provisions in the governing instruments of the Company that could delay a change in control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Percentage of Outstanding Shares	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-	-
Equity compensation plans not approved by security holders (1)	610,000	10.8	$5.31	-
Total	610,000	10.8	$5.31	-

(1)	Reflects the 300,000 $5.00 warrants issued as compensation for out advisors in the Senior Secured Note financing and 310,000 options issued to our Board of Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Below is a list of companies that Jason Hoisager has had, or currently has, an interest in, along with a description of the relationship to that company to us:

Arabella Petroleum Company, LLC (APC) was the historical operator of record for properties owned by us. APC is owned by Jason Hoisager. We owed $2,952,190 and $3,382,514 for joint interest billings to APC as of December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, respectively, APC owed us $369,776 and $814,689 in its proportionate share of revenues from oil and gas sales. During the years ended December 31, 2014 we paid APC $17,072,542 in capital costs associated with our portion of well drilling and maintenance costs incurred by APC.

During the year ended December 31, 2015, advances of $1,950,605 were received from affiliates of the Company’s CEO and other shareholders.

The Company has a month to month consulting agreement with an affiliate of one of its directors to provide certain financial and operation services for $24,584 per month.

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

	2015	2014
Audit fees(1)	$139,061	$128,184
Audit related fees(2)	24,762	28,446
Tax fees(3)	3,394	14,248
Total fees	$167,217	$170,878

(1)	“Audit fees” means the aggregate fees billed for an audit of our consolidated financial statements and our internal control over financial reporting.
(2)	“Audit related fees” means the aggregate fees billed for additional work by the auditors in conjunction with our audit and expenses incurred.
(3)	“Tax fees” means the aggregate fees billed by our auditors for work on our taxes

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

PART IV

ITEM 15. EXHIBITS

2.1	Agreement and Plan of Merger and Reorganization dated October 23, 2013 by and among Lone Oak Acquisition Corporation, a Cayman Islands company, Arabella Exploration Corp., a Delaware corporation, Arabella Exploration, LLC, a Texas limited liability company, and each of the Stockholders set forth on Schedule I thereto.**
3.1	Amended and Restated Articles of Association*
4.1	Specimen Unit Certificate*
4.2	Specimen Ordinary Share Certificate*
4.3	Specimen Warrant Certificate*
4.4	Form of Unit Purchase Option*
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant*
4.6	Form of Representative’s Unit Purchase Option*
5.1	Opinion of Conyers Dill & Pearman*
5.2	Opinion of Loeb & Loeb LLP*
10.1	Form of Share Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Shareholders*
10.2	Form of Registration Rights Agreement among the Registrant and its Initial Shareholders*
10.3	Employment Agreement with Jason Hoisager, dated December 24, 2013***
10.4	Registration Rights Agreement among the Registrant and the former members of Arabella Exploration, Limited Liability Company dated December 24, 2013***
10.5	Voting agreement among the Company and the security holders named therein dated December 24, 2013***
10.6	Lock-up Agreement dated December 24, 2013***
21.1	List of Subsidiaries
23.1	Consent of W.D. Von Gonten & Co. with respect to the reserve report included as Exhibit 99.1.
31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
99.1	Report of W.D. Von Gonten & Co., dated March 23, 2016, with respect to an estimate of the proved reserves, future production and income attributable to certain leasehold interests of Arabella Exploration, Inc. as of December 31, 2015.

*	Incorporated by reference to the Registrant’s Registration Statement on Form F-1 (Commission File No. 333-172334).
**	Incorporated by reference to the Registrant’s Report of Foreign Private Issuer on Form 6-K dated October 2013 and filed with the SEC on October 25, 2013.
***	Incorporated by reference to the Registrant’s Shell Company Report on Form 20-F dated December 24, 2013 and filed with the SEC on December 31, 2013.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARABELLA EXPLORATION, INC.

April 14, 2016	By:	/s/ Terry E. Sanford
Name: Terry E. Sanford
Title: Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Hoisager	Chief Executive Officer, Director	April 14, 2016
Jason Hoisager	(principal executive officer)

/s/ Terry E. Sanford	Chief Financial Officer	April 14, 2016
Terry E. Sanford	(principal accounting and financial officer)

/s/ William B. Heyn	Director	April 14, 2016
William B. Heyn	(principal accounting and financial officer)

/s/ Richard Hauser	Director	April 14, 2016
Richard Hauser

/s/ Berke Bakay	Director	April 14, 2016
Berke Bakay

