Form 10-Q
period 2016-03-31
ARABELLA EXPLORATION, INC.
filed 2016-05-20
CIK 1506374

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

As of May 19, 2016, 5,020,303 shares of the issuer’s common stock, par value $0.01, were outstanding.

Part I
FINANCIAL INFORMATION

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,086	$73,472
Accounts receivable - oil and gas sales	1,385,632	1,631,735

Total current assets	1,388,718	1,705,207

Deposits and other assets	67,368	67,368
Property and equipment, net	25,088	132,508
Oil and gas properties, successful efforts method - net	6,857,172	6,931,126
Total assets	$8,338,346	$8,836,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$1,592,422	$1,820,209
Accrued interest payable	3,050,573	2,191,620
Payable to affiliates	2,193,336	1,983,155
Notes payable, net of discount	16,115,000	16,115,000
Accrued joint interest billings payable, related party	4,296,710	4,109,729
Total current liabilities	27,248,041	26,220,025

Note payable to officer	3,007,170	3,007,170
Asset retirement obligation	24,910	24,490
Total liabilities	30,280,121	29,251,685

Commitments and contingencies

Shareholders’ deficit
Preferred shares, $0.001 par value, authorized 5,000,000 shares and none issued and outstanding	-	-
Ordinary shares, $0.001 par value, authorized 50,000,000 shares; issued and outstanding 5,020,303 at March 31, 2016 and December 31, 2015	5,020	5,020
Additional paid-in-capital	15,550,679	15,540,755
Accumulated deficit	(37,497,474)	(35,961,251)
Total shareholders’ deficit	(21,941,775)	(20,415,476)

Total liabilities and shareholders’ equity	$8,338,346	$8,836,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2016	March 31, 2015
	(unaudited)	(unaudited)
Revenues:
Oil and gas revenue	$236,878	$346,669
Other revenue – administrative overhead	10,800	12,000

Total revenues	247,678	358,669

Costs and expenses:
Lease operating expenses	111,306	182,529
Ad valorem and production taxes	18,225	17,945
Depreciation, depletion and amortization	78,478	190,322
Accretion of asset retirement obligation	420	480
General and administrative expenses	646,519	995,860
Total costs and expenses	854,948	1,387,136
Loss from operations	(607,270)	(1,028,467)

Other expense
Interest expense	928,953	2,160,657
Other expenses	928,953	2,160,657

Net loss	$(1,536,223)	$(3,189,124)

Net loss per ordinary share:
Basic	$(0.31)	$(0.64)

Diluted	$(0.31)	$(0.64)

Weighted average ordinary shares outstanding:
Basic	5,020,303	5,020,303

Diluted	5,020,303	5,020,303

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

For the three months ended March 31, 2016

(unaudited)

	Ordinary	Shares	Paid – In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2015	5,020,303	$5,020	$15,540,755	$(35,961,251)	$(20,415,476)

Stock based compensation	-	-	9,924	-	9,924

Net loss	-	-	-	(1,536,223)	(1,536,223)

Balance at March 31, 2016	5,020,303	$5,020	$15,550,679	$(37,497,474)	$(21,941,775)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARABELLA EXPLORATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:	(unaudited)	(unaudited)
Net loss	$(1,536,223)	$(3,189,124)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	78,478	190,322
Accretion of asset retirement obligation	420	480
Amortization of interest expense	-	400,000
Amortization of deferred financing costs	-	751,198
Amortization of debt discount	-	809,460

Stock based compensation	9,924	51,268
Loss on disposal of fixed assets	52,280	-

Changes in operating assets and liabilities:
Accounts receivable - oil and gas sales	246,103	143,305
Receivable from affiliated companies	-	303,668
Accrued joint interest billing payable	186,981	(12,904)
Accrued interest expense	858,953	-
Accounts payable and accrued liabilities	(176,100)	1,153,996
Net cash (used in) provided by operating activities	(279,183)	601,669
Cash flows from investing activities:
Additions to property and equipment		-
Additions to oil and gas properties	(1,384)	(599,774)
Proceeds from sale of oil and gas properties		-
Net cash used in investing activities	(1,384)	(599,774)
Cash flows from financing activities:
Cash advance from affiliate	210,181	-
Net cash provided by financing activities	210,181	-
Net (decrease) increase in cash and cash equivalents	(70,386)	1,895
Cash and cash equivalents at beginning of period	73,472	3,002
Cash and cash equivalents at end of period	$3,086	$4,897
Cash for:
Interest	$70,000	$-
Taxes	$-	$-
Non-cash investing and financing activities:
Addition to deferred financing costs	$-	-
Addition to oil and gas properties through increase in accrued joint interest billings payable	$-	$-

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

These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results for interim periods, on a basis consistent with the annual audited financial statements. All such adjustments are of a normal recurring nature. Certain information, accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. This Quarterly Report on Form 10–Q should be read in conjunction with the Company’s most recent Annual Report on Form 10–K for the fiscal year ended December 31, 2015, which contains a summary of the Company’s significant accounting policies and other disclosures.

2. Reverse Merger

Parent and Arabella LLC (the wholly owned subsidiary) entered into a reverse merger on December 24, 2013 where the Parent issued 3,125,000 ordinary shares to the holders of all of the issued and outstanding interests of Arabella LLC immediately prior to the time of the Acquisition in exchange for 100% of the units of Arabella LLC. In connection with the reverse merger, 1,704,826 of the Parent’s ordinary shares remained outstanding and the remaining funds in the trust account, in the amount of $5,183,417, were distributed to the Parent. With that exchange, the Company’s Chief Executive Officer Jason Hoisager owns the majority of the Company’s ordinary shares. In connection with the reverse merger, 1,705,002 of additional ordinary shares (“earnout shares”) will be awarded to certain individuals associated with Arabella LLC over the following three years if the Company achieves its earnout goals. The shares will be issued in equal thirds if on each of December 31, 2014, 2015 and 2016 the Company shall have increased its proved reserves over the immediately preceding year by 100%, 66% and 33%, respectively and conformed to certain cost metrics. The Company has not determined the ultimate disposition of these shares for 2015 or 2014.

The merger was accounted for as a “reverse merger” and a recapitalization since the shareholders of Arabella LLC (i) owned a majority of the outstanding ordinary shares of the Company immediately following the completion of the transaction, and (ii) have the significant influence and the ability to elect or appoint or to remove a majority of the members of the governing body of the combined entity, and Arabella LLC’s senior management dominates the management of the combined entity in following the completion of the transaction in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (“FASB-ASC”) Topic 805 Business Combinations. Accordingly, Arabella LLC is deemed to be the accounting acquirer in the transaction and, consequently, the transaction is treated as a recapitalization of Arabella LLC. Accordingly, the assets and liabilities and the historical operations that are reflected in the financial statements are those of Arabella LLC and are recorded at the historical cost basis of Arabella LLC. Parent’s assets, liabilities and results of operations were consolidated with the assets, liabilities and results of operations of Arabella LLC after the merger.

3. Recent Developments, Liquidity and Ability to Continue as a Going Concern

The accompanying financial statements have been prepared in US dollars and in accordance with accounting principles generally accepted in the United States on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company commenced oil and gas exploration activities in 2011 and at March 31, 2016 had an accumulated deficit of $37,497,474 and a working capital deficit of $25,859,323 largely consisting of the Notes discussed below as well as accounts payable and advances from affiliates. The Company is not currently engaged in any new drilling for oil and gas due to the depressed price for oil. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to generate revenue from oil and gas operations or asset sales and achieve profitable operations and to generate sufficient cash flow from financing and operations to meet its obligations, as they become payable.

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

The Company is not currently drilling any new wells; if it were to resume drilling it might need $40 million over a twelve month period, which would include minimum annual property lease payments, well expenditures and operating costs and expenses. However, unless oil prices rebound significantly in a short time it is highly unlikely that the Company will resume drilling or drill at such a high pace. In the event that it begins new drilling operations it may require additional funding in 2016.

On September 2, 2014 the Company sold $16,000,000 of Notes under its $45,000,000 Senior Secured Note Facility (See Note 8 – Senior Secured Notes), with further sales during the term of the facility to be based upon reserve based performance hurdles. No additional Notes were issued. The Notes were due on September 2, 2015; the Company was unable to repay them and the Company is continuing to negotiate with its Senior Lender. On January 21, 2016 the Company received notice from its Senior Lender that they were declaring the Notes in default as of June 4, 2015.

In the event that the Company is able to redeem its initial public offering warrants as discussed in Note 11 – Shareholders Equity, the initial public offering warrants would likely be exercised resulting in the receipt of proceeds up to $20,532,500. Given the Company’s current stock price, it is unlikely that the Company will redeem the initial public offering warrants in the near future.

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

5. Property and Equipment

Property and equipment include furniture and fixtures, computer equipment and software and transportation equipment:

	March 31,	December 31,
	2016	2015

Property and equipment, gross	$52,306	$346,199
Less: Accumulated depreciation, depletion, amortization and impairment	(27,218)	(213,691)
Property and Equipment, net	$25,088	$132,508

Depreciation expense was $3,141 and $44,816 for the three months ended March 31, 2016 and 2015, respectively.

Effective January 1, 2016 the Company transferred certain of its fixed assets to a third party management company controlled by one of its directors in return for the partial, non-cash settlement of certain indebtedness in the amount of $52,000. The net book value of the assets was $104,280 and they were appraised at under $50,000 in current conditions. The Company incurred a loss on disposal of fixed assets of $52,280 which is accounted for in general and administrative expenses for the period. The Company currently leases this equipment for its use from that third party management company, inclusive of utilities and other office expenses for $12,500 per month.

6. Oil and Gas Properties

The following table sets forth the Company’s oil and gas properties:

	March 31,	December 31,
	2016	2015

Proved oil and gas properties (1)	$22,318,144	$22,316,760
Less: Accumulated depreciation, depletion, amortization and impairment	(20,246,902)	(20,171,564)
Proved oil and gas properties, net	2,071,242	2,145,196
Unproved oil and gas properties	4,785,930	4,785,930
Total oil and gas properties, net	$6,857,172	$6,931,126

(1)	Included in the Company’s proved oil and gas properties are estimates of future asset retirement costs of $21,105 at March 31, 2016 and December 31, 2015.

Depletion expense was $75,337 and $145,506 for the three months ended March 31, 2016 and 2015, respectively.

7. Asset Retirement Obligations

The following table reflects the changes in the Company’s ARO during the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31,	December 31,
	2016	2015

Asset retirement obligation — beginning of period	$24,490	$25,843
Additions to ARO from new properties	-	-
Sales or abandonments of properties	-	(3,273)
Accretion expense during period	420	1,920
Asset retirement obligation — end of period	$24,910	$24,490

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

The Notes are carried at their face value less the amortized amount of the debt discount associated with the relative fair value at issuance of the Financing Warrants. The fair value of the Financing Warrants at issue was determined to be approximately $4,059,300 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 5 years, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the warrants expected term, a risk free interest rate of 1.69% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. The relative fair value of the Financing Warrants was then determined by applying the ratio of value of the Notes to the value of the Notes plus the fair value of the Financing Warrants to the amount of the Notes. Using this metric, the relative fair value of the Financing Warrants was determined to be $3,237,840. The debt discount is amortized using the straight line method over the one year term of the Notes.

Interest expenses for the period ended March 31, 2016 was $928,953 (including $328,953 in possible penalty rate interest) of which $70,000 was paid in cash and $858,953 was accrued. Interest expense for the period ended March 31, 2015 was a total of $1,409,460 consisting of $600,000 of interest expense and $809,460 of accretion of the debt discount. Amortization of deferred financing costs was $751,198 for the same period.

On January 21, 2016 the Company received notice from its Senior Lender that they were declaring the Notes in default as of June 4, 2015. While the Company does not necessarily believe that additional interest is due, it has recorded an additional accrued interest charge in the amount of $258,953 at March 31, 2016 and $591,620 at December 31, 2015 to reflect the maximum possible difference between the original Note interest and the default Note interest provisions.

9. Term Note

On May 4, 2015 the Company reached a settlement agreement to pay Heartland Bank (“Heartland”) $125,000 to settle Heartland’s demands that the Company pay a break-up fee and certain costs relating to a financing that the Company explored with Heartland but ultimately rejected in favor of other financing. Under the settlement, the Company issued Heartland a $250,000 Term Note (the “Term Note”) and agreed to pay $10,000 on the 15th of every month towards that note. However, the full face amount of the Term Note is intended only to be punitive in the event of non-compliance and, upon the maturity of the Senior Secured Notes, the Company will pay an amount of $125,000 less payments made to date, in full satisfaction of the Term Note. The Term Note is not interest bearing. The Company made only a single $10,000 payment on the Term Note in 2015, leaving a $115,000 balance; the final disposition of the Term Note has not been determined.

10. Note Payable to Officer

As of March 31, 2016 and December 31, 2015, the Company’s note payable to officer is payable to Jason Hoisager, the founder of Arabella LLC, with an outstanding balance of $3,007,170. The founder is currently the President of the Company and is a director and majority shareholder of the Company. The note payable is non-interest bearing and matures in December of 2023.

11. Shareholders’ Equity

Ordinary Shares

The Company is authorized to issue 50,000,000 ordinary shares with a par value of $0.001 per share.

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

Stock-based Compensation

On May 5, 2014 the Company granted each non-employee director 30,000 stock options to purchase its ordinary shares for joining the board and 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2014. All, 50,000 stock options in aggregate, vest ratably over two years and expire five years from the grant date. The stock options have an exercise price of $6.15 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $558,950 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 49.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.9% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. According to the terms of the option plan, vesting was retroactive to the beginning of service in January 2014; as such two quarters of vesting was recorded during the three months ended June 30, 2014. Messrs. Bush and Boyuls, two of the directors, resigned from the board on September 9, 2014. The remaining members of the board voted to allow them to continue in the vesting of their granted stock options as if they had served out their term. However, as no further service is required for the vesting, the Company expensed the entire amount of the grant in 2014. All stock-based compensation expense under the 2014 grant had been recognized as of the fourth quarter of 2015. At March 31, 2016, no options had been exercised and no options had been forfeited. As of March 31, 2016 the aggregate intrinsic value of these options was $0.

On February 2, 2015 the Company granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2015. All, 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $3.35 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $74,772 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 51.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. Aggregated stock-based compensation expense under the 2015 grant for the three months ended March 31, 2016 was $9,347. Unrecognized compensation expense as of March 31, 2016, relating to non-vested common stock options is $28,040 and is expected to be recognized through the fourth quarter of 2016. At March 31, 2016, no options had been exercised and no options had been forfeited. As of March 31, 2016 the aggregate intrinsic value of these options was $0.

On February 11, 2016 the Company granted each non-employee director 20,000 stock options to purchase its ordinary shares for the year of service commencing from January 30, 2016. All, 20,000 stock options vest ratably over two years on a quarterly basis and expire five years from the grant date. The stock options have an exercise price of $0.18 per share, which represents the closing price of the Company’s ordinary shares the day prior to the grant date. The grant date fair value of the options granted was determined to be $4,620 using the Black-Scholes pricing model. Significant assumptions used in the valuation include an expected term of 3.5 years utilizing the “Simplified Method” as the Company does not have sufficient historical experience to estimate an expected term, an expected volatility of 59.0% based on historical value and corresponding volatility of the Company’s peer group stock price for a period consistent with the stock option expected term, a risk free interest rate of 0.8% based on the a U.S. Treasury Note with a similar term to the expected term on the date of the grant, and an expected dividend yield of 0.0% as the Company does not expect to pay dividends in the near future. Aggregated stock-based compensation expense under the 2016 grant for the three months ended March 31, 2016 was $578. Unrecognized compensation expense as of March 31, 2015, relating to non-vested common stock options is $4,042 and is expected to be recognized through the fourth quarter of 2017. At March 31, 2016, no options had been exercised and no options had been forfeited. As of March 31, 2016 the aggregate intrinsic value of these options was $0.

A summary of stock option activity for the three months ended March 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	310,000	$5.61
Granted	60,000	$0.18
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2016	370,000	$4.73
Exercisable at March 31, 2016	295,000	$5.64

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

As of March 31, 2016 and December 31, 2015, the Company owed Petroleum $2,952,190 in joint interest billings to vendors for the well costs.  As of December 31, 2014, Petroleum has ceased to provide these services to the Company and Arabella Operating, LLC, a wholly owned subsidiary of the Company, is the operator of record for the Company’s wells.

The Company has a month to month consulting agreement with an affiliate of one of its directors to provide certain financial and operation services for $24,584 per month.

Effective January 1, 2016 the Company transferred certain of its fixed assets to a third party management company controlled by one of its directors in return for the partial, non-cash settlement of certain indebtedness in the amount of $52,000. The net book value of the assets was $104,280 and they were appraised at under $50,000 in current conditions. The Company incurred a loss on disposal of fixed assets of $52,280 which is accounted for in general and administrative expenses for the period. The Company currently leases this equipment for its use from that third party management company, inclusive of utilities and other office expenses for $12,500 per month.

During the three months ended March 31, 2016 and the year ended December 31, 2015, advances of $210,181 and $1,950,605, respectively, were received from affiliates of the Company’s Chief Executive Officer and other shareholders. These advances are non-interest bearing and payable on demand.

13. Income Taxes

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

The Company had no income tax expense due to operating losses incurred for either the three months ended March 31, 2016 or 2015.

14. Earnings per Share

Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding for the periods presented. Fully diluted earnings per share is computed by dividing net income available to shareholders by the weighted average number of fully diluted shares outstanding for the periods presented.

The calculation of diluted earnings per share does not include the potential dilutive impact of the 4,106,500 offering warrants outstanding during the periods presented since in the three months ended March 31, 2016 and 2015 they were anti-dilutive. The calculation of diluted earnings per share does not include the potential dilutive impact of the Unit Purchase Option as it would be anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 6,600,000 Insider Warrants in the three months ended March 31, 2016 and 2015 as they were anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 1,300,000 financing warrants in the three months ended March 31, 2016 and 2015 as they were anti-dilutive.

The calculation of diluted earnings per share does not include the impact of the 370,000 board of directors’ options as they were anti-dilutive in the three months ended March 31, 2016 and 2015.

The following table sets forth the computation of the basic and diluted earnings per share for the periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,	March 31,
	2016	2015

Numerator for basic and diluted earnings per share:
Net (loss) income	$(1,536,223)	$(3,189,124)

Denominator:
Denominator for basic earnings per ordinary shares – weighted average shares outstanding	5,020,303	5,020,303
Effect of dilutive warrants		-
Denominator for diluted earnings per ordinary share – weighted average shares outstanding	5,020,303	5,020,303

Basic earnings per ordinary share	$(0.31)	$(0.64)
Diluted earnings per ordinary share	$(0.31)	$(0.64)

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Report, including any projections of earnings, revenue or other financial items, any statements regarding the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, any statements regarding expected benefits from any transactions and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained in this Report are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Thus, investors should refer to and carefully review information in future documents the Company files with the Securities and Exchange Commission (“SEC”). Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risk and uncertainties, including, but not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 under “Part I, Item 1A – Risk Factors” and for the reasons described elsewhere in this Report. All forward looking statements and reasons why results may differ included in this Report are made as of the date hereof, and we do not intend to update any forward-looking statements except as required by law or applicable regulations. Except where the context otherwise requires, in this Report, the “Company,” “Arabella,” “we,” “us” and “our” refer to Arabella Exploration, Inc., a Cayman Islands company, and, where appropriate, its subsidiaries.

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

Substantially all of our revenues are generated through the sale of oil, natural gas liquids and natural gas production, though we do on occasion sell parcels of our land when the opportunity to generate profit presents itself. Our production was approximately 75% oil, no natural gas liquids and 25% natural gas for the quarter ended March 31, 2016 and 83% oil, no natural gas liquids and 17% natural gas for the year ended December 31, 2015. On March 31, 2016, our net acreage position in the Delaware Basin was approximately 1,562 net acres. On December 31, 2015, our net acreage position in the Delaware Basin was approximately 1,562 net acres. We are not currently engaged in any drilling activity due to the reduced price of oil.

We were organized on June 17, 2010 as an exempted company under the laws of the Cayman Islands. We were a blank check company formed to acquire through a merger, capital stock exchange, asset acquisition, stock purchase or similar business combination, or control through contractual arrangements, one or more operating businesses. On October 23, 2013, we entered into an Agreement and Plan of Merger and Reorganization to acquire Arabella Exploration, Limited Liability Company, a Texas limited liability company (the “Acquisition”). On December 24, 2013, we consummated the Acquisition with Arabella Exploration, Limited Liability Company, as more fully described in our Annual Report on Form 20-F for the year ended December 31, 2013 filed on May 15, 2014. On February 4, 2014, we changed our name from Lone Oak Acquisition Corporation to Arabella Exploration, Inc.

During 2015 the dramatic and continuing decline in oil and gas prices caused significant damage to our assets and business. Among other things, we were forced to write down the value of our oil and gas assets by $21,202,608 reflecting acreage and wells lost to lease expiration and the reduced production economics on our producing wells. Reduced oil prices have also dramatically reduced our proven reserves through the reduction in the dollar value of our reserve barrels of oil and the number of barrels that we can produce economically over the expected life of ours wells. The adverse pricing conditions have led to operating losses which were exacerbated by the non-cash earnings charge for the oil and gas asset impairment. Further, the reduced revenue resulting from the prices for oil and gas has left us unable to service and repay the senior secured notes which came due on September 2, 2015. On January 21, 2016 we received notice from our lender that they were declaring the senior secured notes in default as of June 4, 2015.

Future Activity

Any future drilling and completion activity will be highly dependent on the recovery of prices for crude oil. Unless oil prices rebound significantly in a short time, it is highly unlikely that we will drill new wells. We are not currently engaged in any drilling activity due to the reduced price of oil.

Operating Results Overview

During the three months ended March 31, 2016, our average daily production was approximately 101 BOE, consisting of 75.9 Bbls/d of oil, 152.9 Mcf/d of natural gas and no natural gas liquids, as compared to the three months ended March 31, 2015, when our average daily production was approximately 94.3 BOE, consisting of 86.3 Bbls/d of oil, 47.8 Mcf/d of natural gas and no natural gas liquids.

Through March 31, 2016, we had participated in 8 gross (2.96 net) operated wells in the Delaware Basin.

Sources of Our Revenue

Our revenues are derived from the sale of oil and natural gas production, as well as the sale of natural gas liquids that are extracted from our natural gas during processing. For the periods ended March 31, 2016 and 2015 our revenues were derived 90% and 96%, respectively, from oil sales, 0 and 0%, respectively, from natural gas liquids sales and 10% and 4%, respectively, from natural gas sales. Our revenues may vary significantly from period to period as a result of changes in volumes of production sold or changes in commodity prices. Oil, natural gas liquids and natural gas prices have historically been volatile.

Results of Operations

The following table sets forth selected historical operating data for the three month periods indicated.

	March 31, 2016	March 31, 2015

Revenues:
Oil and gas revenue	$236,878	$346,669
Other revenue – administrative overhead	10,800	12,000
Total revenues	247,678	358,669
Costs and expenses:
Lease operating expenses	111,306	182,529
Ad valorem and production taxes	18,225	17,945
Depreciation, depletion and amortization	78,478	190,322
Accretion of asset retirement obligation	420	480
General and administrative expenses	646,519	995,860
Total costs and expenses	854,948	1,387,136
Loss from operations	(607,270)	(1,028,467)
Other expense
Interest expense	928,953	2,160,657
Total other expense	928,953	2,160,657
Net loss before taxes	(1,536,223)	(3,189,124)

Provision for income taxes	-	-

Net loss	$(1,536,223)	$(3,189,124)

	March 31, 2016	March 31, 2015
Production Data:
Oil (Bbls)	6,905.9	7,771.1
Natural gas (Mcf)	13,916.9	4,302.9
Combined volumes (BOE)	9,225.4	8,488.3
Daily combined volumes (BOE/d)		94.3
Average Prices:
Oil (per Bbl)	$26.51	$42.29
Natural gas (per Mcf)	1.47	2.89
Combined (per BOE)	22.06	40.18
Average Costs (per BOE):
Lease operating expense	$12.07	$21.50
Production Taxes	1.98	2.11
Production Taxes as a % of sales	7.7%	5.2%
Depreciation, depletion and amortization	8.51	22.42
General and Administrative	70.08	117.32

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Oil and Natural Gas Revenues. Our oil and natural gas revenues decreased by $109,791, or 32%, to $229,048 for the three months ended March 31, 2016, as compared to $346,669 for the three months ended March 31, 2015. Our revenues are a function of oil and natural gas production volumes sold and average sales prices received for those volumes. The decrease in revenues is due to the lower price of oil realized in the period ended March 31, 2016 as well as decreased oil production.

Other Revenue. Other revenue relates to administrative overhead fees paid to Arabella Operating to operate our wells. Arabella Operating was paid $10,800 and $12,000 for the three months ended March 31, 2016 and 2015, respectively.

Lease Operating Expense. Lease operating expenses decreased from $182,529 in the three months ended March 31, 2015 to $111,306 in the three months ended March 31, 2015. This decrease is the result of reduced spending in light of reduced revenue as described under revenues, above. Lease operating expenses can vary based upon conditions at the well site and well productivity.

Ad Valorem and Production Tax Expense. Ad valorem and production taxes as a percentage of oil and natural gas revenues increased for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase was due to normal variances in the taxes due at production. Ad valorem and production taxes are primarily based on the market value of our production at the wellhead and may vary across the different counties in which we operate.

Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased from $190,322 in the three months ended March 31, 2015 to $78,478 in the three months ended March 31, 2016. The decrease is related to decreased production from our wells discussed under revenue, above and the disposal of fixed assets.

General and Administrative. General and administrative expenses decreased from $995,860 in the three months ended March 31, 2015 to $646,519 in the three months ended March 31, 2016. These expenses relate primarily to salaries and wages, investor relations costs and professional and consulting fees.  The decrease is related to cost cutting efforts in response to the significantly lower price of oil in the period ended March 31, 2015.

Net Interest Expense. Net interest expense was $928,953 during the three months ended March 31, 2016 as compared to $2,160,657 during the three months ended March 31, 2015. The interest for the three months ended March 31, 2016 includes provisions for possible default interest. The interest expense the three months ended March 31, 2015 was non-cash and represented the costs of our Senior Secured Notes (see “Senior Secured Notes” below).

Liquidity and Capital Resources

Our primary sources of liquidity have previously been oil and gas sales revenue and the sales of certain properties, equity contributions from the Acquisition, equity and loans from our founder Jason Hoisager, loans from Hauser Holdings, LLC and BBS Capital Fund, LP, affiliates of two of our directors and the Senior Secured Note Facility entered into on September 2, 2014 (the “Notes”) and advances from affiliates . Currently, our only source of liquidity is our ongoing sales of oil and gas. Our primary uses of capital have been the acquisition, development and exploration of oil and natural gas properties. We regularly consider which capital resources, including equity and debt financings, are available to meet our future financial obligations, planned capital expenditure activities and liquidity requirements. Our future ability to grow proved reserves and production will be highly dependent on the capital resources available to us.

The Notes discussed below became due on September 2, 2015 and the Company was unable to repay them and is continuing to negotiate with its Senior Lender. On January 21, 2016 we received notice from our Senior Lender that they were declaring the Notes in default as of June 4, 2015.

The rapid and substantial decline in oil prices in the later part of 2014 and in 2015 significantly reduced the amount of revenue we receive per barrel of oil. Approximately 90% of our oil and gas revenue comes from oil sales. This decline has reduced our revenue and, as a result, our cash flow, which limits our operations and could limit our future growth. Our current cash position, availability of financing from our Notes and current level of operating cash flows may not, in aggregate, be adequate to support our current working capital requirements, interest costs and, at the same time, support additional drilling activity. The current oil pricing environment and related conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is exploring various opportunities to remedy the Company’s liquidity concerns.

Liquidity and cash flow

We commenced oil and gas exploration activities in 2011 and had a working capital deficit of $25,859,323 as of March 31, 2016 largely consisting of our Notes described below, accrued liabilities and advances from affiliates. Our net cash flow for the three months ended March 31, 2016 was a decrease of $70,386, the components of which are described below. Our net cash flow for the three months ended March 31, 2015 was an increase of $1,895. We are not currently drilling any new wells; if we were to resume drilling we might need $40 million over a 12 month period, which would include minimum annual property lease payments, well expenditures and operating costs and expenses. However, unless oil prices rebound significantly in a short time, it is highly unlikely that we will resume drilling or drill at such a high pace. In the event that we begin new drilling operations we may require additional funding in 2016.

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

In the event we are able to redeem our offering warrants, they would likely be exercised resulting in the receipt of proceeds up to $20,532,500. There can be no assurance we will redeem the offering warrants. Given the Company’s current stock price, it is unlikely that the Company will redeem the initial public offering warrants in the near future.

Operating Activities

Net cash used in operating activities was $279,183 for the three months ended March 31, 2016, as compared to net cash provided by operating activities of $1,895 for the three months ended March 31, 2015. The decrease in cash from operating activities is largely due to the reduced cash from oil and gas sales due to lower prices for oil and gas.

Investing Activities

The purchase and development of oil and natural gas properties generally accounts for the majority of our cash outlays for investing activities.

We used net cash for investing activities of $1,384 and $599,774 for the three months ended March 31, 2016 and March 31, 2015, respectively. We used cash for investing in oil and natural gas properties in the amounts of $1,384 and $599,774 for the three months ended March 31, 2016 and 2015, respectively. We used no cash for investing in property and equipment for the three months ended March 31, 2016 and March 31, 2015.

Financing Activities

During the year three months ended March 31, 2016 we received an aggregate of $210,181 in advances from affiliates and shareholders, which are repayable on demand without interest. We had no cash used or provided by financing activities during the three months ended March 31, 2015.

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

On January 21, 2016 we received notice from our Senior Lender that they were declaring the Notes in default as of June 4, 2015. While we do not necessarily believe that additional interest is due, we have recorded an accrued interest charges in the total amount of $258,953 for the three months ended March 31, 2016 and $591,620 at December 31, 2015 to reflect the maximum possible difference between the original Note interest and the default Note interest provisions. We paid $70,000 in cash interest payments for the three months ended March 31, 2016.

The Notes are the senior secured obligations of the Company and, with certain exceptions, are secured by first lien positions on all of the Company’s assets and property.

Capital Requirements, Sources of Liquidity and Ability to Continue as a Going Concern

We are not currently drilling any new wells; if it were to resume drilling it might need $40 million over a 12 month period, which would include minimum annual property lease payments, well expenditures and operating costs and expenses. However, unless oil prices rebound significantly in a short time, it is highly unlikely that the Company will resume drilling or drill at such a high pace. In the event that we begin new drilling operations we may require additional funding in 2016.

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

Critical Accounting Policies

There have been no changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(d) of the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

On April 20, 2016 we learned that our Chief Financial Officer, Terry E. Sanford, had passed away. Our Chief Executive Officer was appointed as interim Chief Financial Officer pending a search for Mr. Sanford’s replacement.

Part II

OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

We have been named as a defendant in an action brought by Morris Weiss, Chapter 11 Trustee for Arabella Petroleum, LLC (“APC”), a predecessor in interest to much of the acreage that our wholly owned subsidiary, Arabella Exploration, LLC, owns and which another wholly owned subsidiary, Arabella Operating, LLC, operates. Both subsidiaries are also named defendants, as is Platinum Long Term Growth VIII, LLC (“Platinum”), our senior secured lender. Platinum’s parent fund, one of our directors, Jason Hoisager, and a company owned by one Mr. Hoisager are also named defendants. The action alleges, among other things against parties other than us or our wholly owned subsidiaries, that the transfer of the majority of acreage owned by Arabella LLC was constructively or actually fraudulent on the creditors of APC, are preferential transfers and that APC has, and should be allowed to foreclose on, a lien against those property interests. The APC Trustee seeks return of the properties to APC or the payment of the fair market value of those assets at the time of the transfer. The Trustee has not stated an amount of damages dollars. The answer date to the action was set at April 29, 2016 at which time we filed a general denial. We intend to vigorously defend ourselves and dispute both the factual and legal basis underpinning the suit. This action was only recently filed on February 29, 2016; little to no discovery has been undertaken and no substantive rulings have been made.

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

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

The Notes became due on September 2, 2015 and the Company was unable to repay them and is continuing to negotiate with its Senior Lender. On January 21, 2016, the Company received notice from its Senior Lender that they were declaring the Notes in default as of June 4, 2015.

ITEM 4	mine safety disclosures

Not Applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1	Certification of Chief Executive Officer and interim Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and interim Chief Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.1	Interactive Data Files

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2016	ARABELLA EXPLORATION, INC.

	By:	/s/ Jason Hoisager
Jason Hoisager
Chief Executive Officer and interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

